Form 10-K
period 2023-12-31
RiceBran Technologies
filed 2024-04-01
CIK 1063537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of our common stock held by non-affiliates was $10.4 million calculated by using the closing price of the common stock on such date on NASDAQ Capital Market of $1.11 per share.

As of March 29, 2024, there were 10,002,902 shares of our common stock, no par value per share, outstanding.

Documents incorporated by reference: None

Auditor Firm PCAOB ID:	100	Auditor Name:	Withum Smith+Brown, PC	Auditor Location:	Whippany, New Jersey

Auditor Firm PCAOB ID:	49	Auditor Name:	RSM US LLP	Auditor Location:	Houston, Texas

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

We own and operate a grain mill and processing facility in East Grand Forks, Minnesota operated by MGI Grain, Incorporated (MGI), acquired in 2019.

On June 23, 2023, we completed the sale of our assets related to our stabilized rice bran business (SRB Business) for $1.8 million in cash and the assumption of $1.7 million of real estate operating lease and other liabilities. The sale agreement contains customary representations, warranties, and covenants. The SRB Business was a specialty ingredient company that produced nutritional and functional ingredients derived from raw rice bran for the nutraceutical, healthy food, companion animal and equine feed categories to convert raw rice bran into stabilized rice bran (SRB) and high-value SRB derivative products.

On December 1, 2023, an entity owned by Cable Car Capital LLC, Funicular Funds, LP (Funicular), purchased $0.4 million of shares of common stock of the Company and lent the Company $4.1 million.

On January 25, 2024, we sold our rice mill facility in Wynne, Arkansas operated by Golden Ridge Rice Mills, Inc. (Golden Ridge), that was acquired and owned and operated since 2018. Golden Ridge specialized in producing #1 and #2 Grade U.S. premium long and medium white rice milled to United States Department of Agriculture (USDA) standards. Golden Ridge also produced brown rice, brewers rice, and brokens.

Our MGI grain mill and processing facility in East Grand Forks, Minnesota specializes in processing barley, oats, and mustard and provides us a presence in a key production region in the U.S. MGI’s facility is an American Institute of Baking (AIB) certified barley pearling facility, Hazard Analysis Critical Control Point (HACCP) and SQF certified.

Our Customers

We use almost entirely internal sales staff to market our portfolio of products to customers domestically and internationally. In 2023 and 2022, three customers accounted for 48.4% and 44.0% of our revenues from continuing operations. We continue to focus efforts on diversification of our customer base to mitigate the concentration of customers.

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

The FDA Food Safety Modernization Act (FSMA), enacted January 4, 2011, amended the FDCA to significantly enhance the FDA’s authority over various aspects of food regulation. The FSMA granted the FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. One of the more significant changes under FSMA is the requirement of hazard analysis and risk-based preventive controls (HARPC) for all human and animal food processing facilities. We are committed to FSMA compliance and are SQF certified at our facility.

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

Competition

Our major competitors include producers of barley, oats and mustard. We compete with other companies that offer products that incorporate cereal grains as well as other companies that offer alternative food ingredients. Many consumers may consider such products to be a replacement for our products. We believe that increased competition negatively impacted our financial results in 2023, especially in our prior SRB Business, and is likely to continue to impact us negatively in the foreseeable future. Our results of operations in 2023 were impacted by competition from companies that have invested significant resources to develop technologies for stabilizing and processing rice bran. During 2023, we also faced competition from producers of isolated soy protein, wheat bran and oat bran and from companies that offer products incorporating stabilized rice bran.

Human Capital

We employ a skilled workforce within a broad range of functions. As of December 31, 2023, we had 35 employees. Our employees are located throughout the United States to serve our business operations. From year to year, we experience normal variable labor fluctuation at our production facility.

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

Our net cash used in operating activities from continuing operations was $2.2 million in 2023 and $3.8 million in 2022. We may not be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, and that profitability, if achieved, may not be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as pursuing dissolution and liquidation, seeking to merge with another company, selling all or substantially all of our assets or raising additional capital through equity or debt financings. Because of our recurring losses and negative cash flows from operations, the audit report of our independent registered public accountants on our consolidated financial statements contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We depend primarily on the sale of a limited number of products milled in a single facility, and the failure to diversify our product offering could materially harm our business and our operating results.

Historically, we depended in large part on revenue derived from sales of SRB to a few key customers. Following the sale of our SRB Business and our Golden Ridge facility in June 2023 and January 2024, respectively, we no longer receive revenue from the sale of SRB and derive revenue from the sale of barley, oats and mustard produced in one facility. Given the recent divestitures of our business, the consequent reduction in our product revenue diversification could adversely affect our profitability potential and could materially and adversely affect our business, operations and cash flows by making us more vulnerable to, among other things:

●	Fluctuations in the prices of and demand for the products we manufacture;
●	Construction in the supply of raw materials;
●	Droughts, floods and other adverse growing conditions impacting barley, oats and mustard;
●	Fires, floods, explosions, accidents and adverse weather conditions that could damage our grain mill;
●	Disruption in transportation;
●	Regulatory changes affecting our milling operations or other aspects of our business;
●	General economic disruption; and
●	Changes in consumer tastes

We have generated significant losses since our inception in 2000, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, cash flow, and ability to pay our debts as they become due.

Through December 31, 2023, we have incurred an accumulated deficit in excess of $333 million. We may not be able to achieve profitability or maintain profitable operations if achieved. If our losses continue, our liquidity may continue to be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment. If we are not able to attain profitability in the near future our financial condition could deteriorate further which could have a material adverse impact on our business and prospects and result in a significant or complete loss of shareholder investment. Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors.

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

In the course of preparing the financial statements for the fiscal year ended December 31, 2023, our management determined that we have material weaknesses in our internal control over financial reporting, which relate to management’s review controls over the documentation and review of the required dual approval for the posting of journal entries and the processing and review of inventory costing. We had consistent turnover within the accounting department that led to the Company having a lack of sufficient number of qualified personnel to maintain proper controls over financial reporting. As a result of these material weaknesses, we have initiated and will continue to implement remediation measures including, but not limited to: hiring additional accounting staff and the necessary customization of the Company’s accounting system to provide the documentation for the required dual approval for the posting of journal entries. As a result, the Company believes that it has adequate resources to address accounting and reporting requirements under U.S. GAAP and SEC reporting standards and to implement the appropriate internal controls. If we fail to fully remediate these material weaknesses or fail to maintain effective internal controls in the future, it could result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause the trading price of our common stock to decline.

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

Our business plan and strategies are based on certain assumptions regarding the size of the barley and oat markets, our anticipated share of these markets, the estimated price and acceptance of our products and other factors. These assumptions are based on our best estimates; however, our assessments may not prove to be correct. Any future success may depend upon factors including changes in governmental regulation, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of production, supplies, personnel, equipment, and reduced margins caused by competitive pressures. Many of these factors are beyond our control.

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

In 2023, three customers accounted for 48.4% of revenues and the top ten customers accounted for 75.1% of revenues. As of December 31, 2023, the customers with the highest ten balances accounted for 86.1% of accounts receivable.

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

Our ability to generate sales is dependent upon our ability to continue our ongoing marketing efforts to raise awareness of our products and their benefits.

We are dependent on our ability to market products to animal food producers, food manufacturers, mass merchandisers, health food retailers and to other companies for use in their products. We must increase the level of awareness and benefits of our products to be used in food and food ingredients in general and our products in particular. We will be required to devote substantial management and financial resources to these marketing and advertising efforts and such efforts may not be successful.

Adverse economic, weather, or other conditions may impact the price and supply of our feedstocks.

If economic or weather conditions, for example drought or excessive moisture can adversely affect the timing and number of acres planted to barley and oats in Minnesota, North Dakota, and Manitoba. We are not always able to immediately pass cost increases to our customers. Therefore, cost increases could have an adverse effect on our results of operations.

We face competition from producers of grains and other alternative ingredients with similar benefits.

Competition in our targeted industries, including food ingredients, animal feed supplements and companion pet food ingredients is vigorous, with many businesses engaged in the various industries. Many of our competitors have established reputations for successfully developing and marketing their products, including products that incorporate cereal grains and other alternative ingredients that are widely recognized as providing similar benefits. In addition, many of our competitors have greater financial, managerial and technical resources than we do. If we are not successful in competing in these markets, we may not be able to attain our business objectives.

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

We are dependent on key employees.

Our success depends upon the efforts of our top management team and certain other key employees, including the efforts of our executive chairman and the mill leadership teams. Although we have written employment agreements with some of these employees, such individuals could die, become disabled, retire, or resign. In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products. We may not be able to recruit and employ such executives at times and on terms acceptable to us. Also, volatility, lack of positive performance in our stock price and changes in our overall compensation program, including our equity incentive program, may adversely affect our ability to retain such key employees.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of the common stock may continue to fluctuate in response to a number of factors, including:

●	fluctuations in our quarterly or annual operating results;
●	asset sales and refinancings;
●	fluctuations in the cost of feedstocks for our business;
●	developments in our relationships with customers and suppliers;
●	our ability to obtain financing;
●	announcements of new products or product enhancements by us or our competitors;
●	announcements of technological innovations or new systems or enhancements used by us or our competitors;
●	the loss of services of one or more of our executive officers or other key employees;

●	developments in our or our competitors’ intellectual property rights;
●	adverse effects to our operating results due to the impairment of goodwill;
●	failure to meet the expectation of securities analysts or the public;
●	general economic and market conditions;
●	our ability to expand our operations, domestically and internationally;
●	the amount and timing of expenditures related to any expansion;
●	litigation involving us, our industry or both;
●	actual or anticipated changes in expectations by investors or analysts regarding our performance; and
●	price and volume fluctuations in the overall stock market from time to time.

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

As of December 31, 2023, 9,513,341 shares of common stock were outstanding, 4,501,858 shares of common stock were issuable upon exercise of our outstanding stock options and warrants, 14,235 shares of common stock were issuable upon conversion of preferred stock and 490,061 shares of common stock issuable upon vesting of restricted stock units. The possibility that substantial amounts of our common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. The issuance of the additional shares upon an increase in our authorized shares of common stock would significantly increase the amount of our common stock outstanding and the amount of the equity overhang.

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

If we fail to comply with the continuing listing standards, our securities could be delisted, which could affect the market price of our common stock and reduce our ability to raise capital.

Our common stock is currently listed on the OTC Pink Market under the symbol “RIBT”.

There can be no assurance that we will be able to maintain compliance with the continued listing requirements for the OTC Pink Market. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future.

General Risks

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

Accordingly, we have adopted the Rights Agreement. The Rights Agreement is designed to reduce the likelihood that we will experience an “ownership change” under Section 382 by discouraging any person or group of persons from acquiring beneficial ownership of 4.95% or more of the shares of our common stock then outstanding or from acquiring additional shares of our common stock. Although the Rights Agreement is intended to reduce the likelihood of an “ownership change” that could adversely affect the utilization of our NOL carryforwards and other tax attributes, we cannot provide assurance that these restrictions on transferability will prevent all transfers that could result in such an “ownership change”.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We employ a risk management framework to identify, assess, monitor, and test cyber risk and controls, and perform comprehensive due diligence and ongoing oversight of third-party relationships, including vendors. We have made and will continue to make ongoing investments in developing and enhancing our security processes and controls and in maintaining our technology infrastructure, including the maintenance of a business continuity and disaster recovery program, which is tested on a regular basis. We have also implemented processes to help identify, assess and manage cybersecurity risks associated with our use of a third-party service provider. We also provide regular education and training to our employees and contractors on cybersecurity and the protection of our information systems in order to mitigate risk associated with protection against threats to the confidentiality, availability, and integrity of our information systems. We do not believe that risks from cybersecurity threats of which we are currently aware, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. See Item 1A – Risk Factors above for additional information on risks related to cyber-attacks.

Governance

Together with the Board’s standing committees, the Company’s Board of Directors is responsible for ensuring that material risks, including material cybersecurity risks, are identified and managed appropriately. The Board and its committees regularly review material operational, financial, cybersecurity, compensation and compliance risks with management. For example, the Audit Committee oversees the Company’s consultation with outside parties with an expertise in cybersecurity that we engage and retain to review and assess our information security program. The Board also receives regular updates concerning our information security and cyber risk strategy, cyber defense initiatives, cyber event preparedness, and cybersecurity risk assessments.

ITEM 2. PROPERTIES

We use our owned facility for manufacturing, warehousing and distribution. The following table summarizes the properties currently used to conduct our operations:

Location	Status	Primary Use
East Grand Forks, Minnesota	Owned	Manufacturing

We believe that our facility is in good operating condition and the machinery and equipment is well-maintained. We believe the facility is suitable for its intended purposes and have capacities adequate for current operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the OTC Pink Market under the symbol “RIBT.” Our CUSIP No. is 762831303. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 29, 2024, there were approximately 222 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the near future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2023, we issued the securities described below without registration under the Securities Act. The description below does not include issuances that were disclosed previously on Current Reports on Form 8-K. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended. All issuances below were made without any public solicitation, to a limited number of sophisticated persons and were acquired for investment purposes only.

On December 1, 2023, we issued 2,222,222 shares of common stock to an entity owned by Cable Car Capital LLC, Funicular Funds, LP (Funicular), at a purchase price equal to $0.18 per share.

On December 31, 2023, we issued 600 shares of common stock to a service provider, that is not a natural person, as compensation for service provided. The shares were valued at an aggregate of $2,100.

Share Repurchases

None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation and Going Concern

The Company has incurred losses and generated negative cash flows from operations since its inception. As of December 31, 2023, the Company had an accumulated deficit of $333.3 million and cash and cash equivalents of $1.1 million.

Our history of operating losses and negative operating cash flows from continuing operations raises substantial doubt about our ability to continue as a going concern within one year from the date of this filing. Due to these historical losses and negative cash flows, management has considered various strategic alternatives. Specifically, we recently completed a refinancing in December 2023, as further described below.

On December 1, 2023, an entity owned by Cable Car Capital LLC, Funicular Funds, LP (Funicular), purchased $0.4 million of shares of common stock of the Company and lent the Company $4.1 million.

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

With the proceeds of this financing, the Company repaid its $1.5 million mortgage note (see Note 9) and will use the remaining balance to fund its current and future general working capital and operating, investing, and financing cash flow needs.

On January 25, 2024, the Company sold Golden Ridge for $2.15 million. As a result of the sale, the Company has streamlined its business and balance sheet, eliminating unprofitable operations.

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

On June 23, 2023, we completed the sale of assets related to the production of stabilized rice bran and the processing of stabilized rice bran into stabilized rice bran derivatives at facilities located in West Sacramento, California, Mermentau, Louisiana, Lake Charles, Louisiana and Dillon, Montana (the SRB Business). The SRB Business’s results are presented as discontinued operations in our consolidated statements of operations and are excluded from continuing operations for all periods presented. See Note 3 in the Notes to Consolidated Financial Statements for further discussion of our discontinued operations.

For the year ended December 31, 2023, our continuing operations included the results of operating our rice mill located in Wynne, Arkansas (Golden Ridge) and our barley and oats mill located in East Grand Forks, Minnesota (MGI). Subsequently, on January 26, 2024, we completed the sale of our Golden Ridge rice mill and the assets exclusively related to our production of No. 1 and No. 2 Grade U.S. premium long and medium white rice and SRB products at the Golden Ridge facility for $2.15 million.

Following the sales of the SRB Business and Golden Ridge, we derive revenues from sales of barley, oats and mustard produced at our grain mill and processing facility in East Grand Forks, Minnesota. As a result of these transactions (which are by nature non-recurring) our future results of operations may differ materially from our past results.

Results of Continuing Operations

Revenues from continuing operations were $22.6 million in 2023, a decrease of $4.0 million, or 15.0%, compared to $26.6 million in 2022. This decrease was equally split between our MGI and Golden Ridge milling operations. At MGI, the decrease was about equally split among the four quarters primarily due to lower commodity prices during the year. The Golden Ridge decrease mainly occurred in the fourth quarter and was primarily due to unavoidable business disruption during its sale process that concluded with the sale of the mill on January 25, 2024.

Despite this decrease in revenue, the 2023 gross loss from continuing operations improved $0.4 million over 2022 primarily due to better matching of raw material commodity and sales prices.

Selling general and administrative (SG&A) expenses from continuing operations were $5.9 million in 2023, an increase of $0.5 million, or 9.3% compared to $5.4 million in 2022. This increase was primarily due to increased legal costs as we continue to explore strategic alternatives.

Loss from continuing operations in 2023 was $8.6 million, or $1.22 per share, compared to a loss from continuing operations of $6.7 million, or $1.21 per share, in 2022. This increase was primarily due to a $1.5 million impairment charge recorded in the fourth quarter on the property and equipment at Golden Ridge related to the sale of these assets on January 25, 2024.

Net loss in 2023 was $17.6 million, or $2.51 per share, compared to a net loss of $7.9 million, or $1.42 per share in 2022. This $9.7 million increase was primarily due to the $8.6 million loss on the sale of our SRB in June 2023 and the $1.5 million impairment charge noted above offset by $0.4 million of net savings driven by not having SRB and its related losses in the second half of 2023.

Liquidity, Going Concern and Capital Resources

The Company has incurred losses and generated negative cash flows from operations since its inception. As of December 31, 2023, the Company had an accumulated deficit of $333.3 million, shareholders’ deficit of $3.0 million and cash and cash equivalents of $1.1 million. In our continuing operations, we used $2.2 million in operating cash during 2023, compared to $3.8 million of operating cash in 2022.  We also funded $0.7 million of capital expenditures in 2023, compared to $0.2 million in in the prior year. These capital expenditures relate primarily to equipment at our MGI facility.

Our history of operating losses and negative operating cash flows from continuing operations raises substantial doubt about our ability to continue as a going concern within one year from the date of this filing. Due to these historical losses and negative cash flows, management has considered various strategic alternatives. Specifically, we recently completed a refinancing in December 2023, as further described below.

On December 1, 2023, Funicular, purchased $0.4 million of shares of common stock of the Company and lent the Company $4.1 million.

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

With the proceeds of this financing, the Company repaid its $1.5 million mortgage note and will use the remaining balance to fund its current and future general working capital and operating, investing, and financing cash flow needs.

On January 25, 2024, the Company sold Golden Ridge for $2.15 million. As a result of the sale, the Company has streamlined its business and balance sheet, eliminating unprofitable operations.

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

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. The following is a description of what we consider to be our most significant critical accounting policies.

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

Discontinued Operations - A discontinued operation may include a component or a group of components of our operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on our operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, we report the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statement of operations for current and all prior periods presented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of RiceBran Technologies:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of RiceBran Technologies and Subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has an accumulated deficit at December 31, 2023 and, since inception, has suffered significant operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asset Impairment

As described in Notes 6 and 7 to the financial statements, the Company’s net consolidated property and equipment and intangible assets balances were $4,238,000 and $270,000, respectively, at December 31, 2023. As further described in Note 1 to the financial statements, the Company reviews long-lived assets, including property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset. Based on events occurring during the year ended December 31, 2023, management performed an impairment assessment to test long-lived assets for impairment. The results of this assessment indicated that assets were impaired and an impairment expense of approximately $1,542,000 was recorded. The Company’s impairment assessment required management to make significant estimates and assumptions related to a number of factors, including forecasts of revenue and cash flows.

We identified the long-lived asset impairment assessment as a critical audit matter because changes in certain significant assumptions management used in the impairment analysis, including projected revenues and operating margins could have a significant impact on the analysis. Auditing these assumptions involved a high degree of auditor judgment and subjectivity and increased audit effort.

Our audit procedures related to the Company’s long-lived asset impairment assessment included the following, among others:

● We obtained an understanding of the relevant controls related to the development of forecasted revenue and operating margins

● We tested the reasonableness of management’s process for determining the forecasts of revenue and operating margins

● We tested the reasonableness of management’s assumptions of forecasted revenue and operating margins by comparing management’s prior forecast to historical results for the Company

● We evaluated whether the estimates were consistent with evidence obtained in other areas of the audit.

/s/ WithumSmith+Brown, PC

We have served as RiceBran Technologies’ auditor since 2023.

Whippany, New Jersey

March 29, 2024

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of RiceBran Technologies:

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply discontinued operations, as discussed in Note 3, the accompanying consolidated balance sheet of RiceBran Technologies and its subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, changes in shareholders’ (deficit) equity and cash flows for the year ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). The 2022 financial statements before the effects of the adjustment described in Note 3 are not presented herein. In our opinion, before the effects of the adjustments to retrospectively apply discontinued operations, as discussed in Note 3, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to retrospectively apply discontinued operations, as discussed in Note 3, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

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

/s/ RSM US LLP

We served as the Company’s auditor from 2018 to 2023.

Houston, Texas

March 16, 2023

RiceBran Technologies

Consolidated Balance Sheets

December 31, 2023 and 2022

(in thousands, except share amounts)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,139	$3,941
Accounts receivable, net of allowance for credit losses of $32 and $27	2,824	3,703
Inventories	543	465
Other current assets	308	735
Current assets held for sale	-	2,224
Total current assets	4,814	11,068
Property and equipment, net	4,238	6,020
Operating lease right-of-use assets	-	77
Intangible assets	270	380
Long-term assets held for sale	-	9,888
Total assets	$9,322	$27,433

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,549	$1,232
Commodities payable	2,466	1,546
Accrued salary, wages and benefits	316	489
Accrued legal	1,985	595
Accrued expenses	434	500
Operating lease liabilities, current portion	-	107
Due under bank line of credit	-	1,832
Due under factoring agreement	1,866	3,150
Due under insurance premium finance agreements	75	185
Finance lease liabilities, current portion	132	113
Long-term debt, current portion	137	988
Current liabilities held for sale	-	540
Total current liabilities	8,960	11,277
Finance lease liabilities, less current portion	402	320
Long-term debt, less current portion	2,960	836
Derivative warrant liability	-	69
Long-term liabilities held for sale	-	2,022
Total liabilities	12,322	14,524
Commitments and contingencies
Shareholders' (deficit) equity:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, stated value $150, 150 shares, issued and outstanding	75	75
Common stock, no par value, 15,000,000 shares authorized, 9,513,341 shares and 6,309,509 shares, issued and outstanding	330,202	328,551
Accumulated deficit	(333,277)	(315,717)
Total shareholders' (deficit) equity	(3,000)	12,909
Total liabilities and shareholders' (deficit) equity	$9,322	$27,433

See Notes to Consolidated Financial Statements

RiceBran Technologies

Consolidated Statements of Operations

Years Ended December 31, 2023 and 2022

(in thousands, except share and per share amounts)

	2023	2022

Revenues	$22,649	$26,647
Cost of goods sold	23,060	27,410
Gross loss	(411)	(763)
Selling, general and administrative expenses	5,944	5,397
Property and equipment impairment	1,542	-
Loss from continuing operations before other income (expense)	(7,897)	(6,160)
Interest expense	(672)	(516)
Interest income	25	22
Change in fair value of derivative warrant liability	69	189
Other income	266	7
Other expense	(330)	(183)
Loss from continuing operations before income taxes	(8,539)	(6,641)
Income tax expense	(12)	(19)
Loss from continuing operations	(8,551)	(6,660)
Loss from discontinued operations	(9,009)	(1,198)
Net loss	$(17,560)	$(7,858)

Basic and diluted loss per common share:
Continuing operations	$(1.22)	$(1.21)
Discontinued operations	$(1.29)	$(0.21)
	$(2.51)	$(1.42)

Weighted average number of shares outstanding:
Basic	6,992,358	5,514,671
Diluted	6,992,358	5,514,671

See Notes to Consolidated Financial Statements

RiceBran Technologies

Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

Years Ended December 31, 2023 and 2022

(in thousands, except share amounts)

	Shares
			Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	(Deficit) Equity
Balance, January 1, 2022	150	5,158,967	$75	$326,279	$(307,859)	$18,495
Sales of common stock and common stock warrants, net of costs	-	675,000	-	986	-	986
Common stock awards under equity incentive plans	-	137,695	-	1,261	-	1,261
Exercise of common stock warrant	-	325,000	-	-	-	-
Common stock issued to vendors	-	2,400	-	10	-	10
Stock units issued to vendors	-	-	-	15	-	15
Other	-	10,447	-	-	-
Net loss	-	-	-	-	(7,858)	(7,858)
Balance, December 31, 2022	150	6,309,509	75	328,551	(315,717)	12,909
Sales of common stock and common stock warrants, net of costs	-	2,851,032	-	1,155	-	1,155
Common stock awards under equity incentive plans	-	290,935	-	412	-	412
Common stock issued to vendors	-	2,400	-	80	-	80
Stock units issued to vendors	-	59,465	-	4	-	4
Net loss	-	-	-	-	(17,560)	(17,560)
Balance, December 31, 2023	150	9,513,341	$75	$330,202	$(333,277)	$(3,000)

See Notes to Consolidated Financial Statements

RiceBran Technologies

Consolidated Statements of Cash Flows

Years Ended December 31, 2023 and 2022

(in thousands)

	2023	2022
Cash flow from operating activities:
Net loss	$(17,560)	$(7,858)
Loss from discontinued operations	(9,009)	(1,198)
Loss from continuing operations	(8,551)	(6,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	929	866
Amortization	110	147
Stock and share-based compensation	496	1,204
Change in fair value of derivative warrant liability	(69)	(189)
Impairment of Golden Ridge assets	1,542	-
Other	-	11
Changes in operating assets and liabilities:
Accounts receivable	879	369
Inventories	(78)	309
Accounts payable and accrued expenses	1,470	433
Commodities payable	921	(156)
Other	144	(129)
Net cash used in operating activities of continuing operations	(2,207)	(3,795)
Net cash used in operating activities of discontinued operations	(211)	(141)
Net cash used in operating activities	(2,418)	(3,936)
Cash flows from investing activities:
Purchases of property and equipment	(689)	(225)
Net cash used in investing activities of continuing operations	(689)	(225)
Net cash provided by (used in) investing activities of discontinued operations	1,679	(229)
Net cash provided by (used in) investing activities	990	(454)
Cash flows from financing activities:
Advances on factoring agreement	26,002	38,117
Payments on factoring agreement	(27,286)	(38,346)
Advances on bank line of credit	37	2,789
Payments on bank line of credit	(1,869)	-
Advances on long-term debt and finance lease agreements	3,863	-
Payments of long-term debt and finance lease liabilities	(2,061)	(1,286)
Proceeds from issuances of common stock and warrants, net of cash issuance costs	400	1,256
Net cash provided by (used in) financing activities of continuing operations	(914)	2,530
Net cash used in financing activities of discontinued operations	(460)	(24)
Net cash provided by (used in) financing activities	(1,374)	2,506
Net change in cash and cash equivalents	$(2,802)	$(1,884)

Cash and cash equivalents, beginning of period	3,941	5,825
Cash and cash equivalents, end of period	1,139	3,941
Net change in cash and cash equivalents	$(2,802)	$(1,884)

See Notes to Consolidated Financial Statements

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We are a specialty ingredient company focused on the development, production, and marketing of products derived from traditional and ancient small grains. We create and produce products utilizing proprietary processes to deliver improved nutrition, ease of use, and extended shelf-life, while addressing consumer demand for all natural, non-GMO and organic products.

Segment Reporting

Given the integrated nature of the products we produce and the facility in which we produce them, we have one reporting unit and one operating segment, as defined in applicable accounting guidance, specialty ingredients.

Recent Accounting Guidance

Recent accounting standards not yet adopted

The following discusses the accounting standard(s) not yet adopted that will, or are expected to, result in a significant change in practice and/or have a significant financial impact on our financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. These requirements are not expected to have an impact on our results of operations, financial position, or cash flows and will expand income tax disclosures.

Recently adopted accounting standards

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

Reclassifications – Certain reclassifications have been made to amounts reported for the prior year for discontinued operations to achieve consistent presentation with the current year. Such reclassifications had no impact on previously reported net loss or shareholders’ equity. See Note 3 in the Notes to Consolidated Financial Statements for further discussion of our discontinued operations.

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

Accounts Receivable and Allowance for Credit Losses – Accounts receivable represent amounts receivable on trade accounts. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and the aging of accounts receivable. We analyze the aging of customer accounts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. From period to period, differences in judgments or estimates utilized may result in material differences in the amount and timing of the provision for doubtful accounts. We periodically evaluate our credit policy to ensure that customers are worthy of terms and support our business plans. We generally do not require collateral.

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

Discontinued Operations - A discontinued operation may include a component or a group of components of our operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on our operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, we report the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statement of operations for current and all prior periods presented.

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

We have outstanding common stock options as of December 31, 2023 and 2022. Share-based compensation expense for common stock options granted to employees and directors was calculated at the grant date using the Black-Scholes-Merton valuation model and is expensed on a straight-line basis over the service period of the award. The Black-Scholes-Merton option pricing model required us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends.

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

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLAN

The Company has incurred losses and generated negative cash flows from operations since its inception. As of December 31, 2023, the Company had an accumulated deficit of $333.3 million and cash and cash equivalents of $1.1 million.

Our history of operating losses and negative operating cash flows from continuing operations raises substantial doubt about our ability to continue as a going concern within one year from the date of this filing. Due to these historical losses and negative cash flows, management has considered various strategic alternatives. Specifically, we recently completed a refinancing in December 2023, as further described below.

On December 1, 2023, an entity owned by Cable Car Capital LLC, Funicular Funds, LP (Funicular), purchased $0.4 million of shares of common stock of the Company and lent the Company $4.1 million.

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

With the proceeds of this financing, the Company repaid its $1.5 million mortgage note (see Note 9) and will use the remaining balance to fund its current and future general working capital and operating, investing, and financing cash flow needs.

On January 25, 2024, the Company sold Golden Ridge for $2.15 million. As a result of the sale, the Company has streamlined its business and balance sheet, eliminating unprofitable operations.

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

NOTE 3. DISCONTINUED OPERATIONS

We continuously assess the composition of our portfolio to ensure it is aligned with our strategic objectives and positioned to maximize return to our shareholders. On June 23, 2023, we completed the sale of our assets related to the SRB Business for $1.8 million in cash and the assumption of $1.7 million of real estate operating leases and other liabilities. The sale agreement contained customary representations, warranties, and covenants.

The proceeds, net of expenses, of $1.4 million, and the net carrying value of the SRB Business assets and liabilities assumed as of the date of sale at $10.0 million resulted in our recognition of a loss on sale of $8.6 million. The loss on sale includes no provision for income taxes as it is anticipated the tax benefit for the expected tax loss on disposition will not be realized based on our current U.S. valuation allowance position.

In consideration of the Lender’s (as defined below) consent to the sale and release of securities interests and liens on SRB Business assets, we paid a portion of the amount outstanding on our mortgage promissory note, not exclusively related to the SRB Business, from proceeds of the sale. In addition, we paid liabilities for accumulated paid time off to the employees of the SRB Business. The following table summarizes the distribution of proceeds (in thousands).

Purchase price	$1,800
Expenses as of June 30, 2023	(375)
Net proceeds	$1,425

Repayment of mortgage promissory note	$450
Payment of paid time off liabilities	215
$665

The following table summarizes the carrying amounts of the SRB Business as of June 23, 2023, the date of sale (in thousands).

Inventories	$2,252
Other current assets	185
Property and equipment	7,710
Operating lease right of use assets	1,566
Total assets	11,713

Accrued expenses	9
Operating lease liabilities	1,668
Finance lease liabilities	12
Long-term debt	14
Total liabilities	1,703
Net assets sold	$10,010

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

	December 31
	2023	2022
Revenues	$6,857	$14,970
Cost of goods sold	(6,796)	(14,966)
Selling, general and administrative expenses	(457)	(1,293)
Interest expense	(28)	(56)
Loss from operations of discontinued operations	(424)	(1,345)
Gain (loss) on sale	(8,585)	147
Loss from discontinued operations	$(9,009)	$(1,198)

Depreciation included in cost of goods sold	$646	$1,238
Capital expenditures	$111	$964

The following table summarizes the major line items included in cash flows from discontinued operations related to the SRB Business and divestiture (in thousands).

	December 31
	2023	2022

Net cash used in operating activities	$(211)	$(141)
Net cash provided by (used in) investing activities	1,679	(229)
Net cash used in financing activities	(460)	(24)
Net cash provided by (used in) discontinued operations	1,008	(394)

In the year ended December 31, 2023, net cash provided by investing activities in the table above is presented in our consolidated statements of cash flows in net cash provided by investing activities of discontinued operations and includes the $1.4 million net proceeds from the sale of the SRB Business. In the year ended December 31, 2023, net cash used in financing activities in the table above is presented in our consolidated statements of cash flows used in financing activities of discontinued operations and includes the $0.5 million repayment of our mortgage promissory note from the initial proceeds from the sale.

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

NOTE 4. ACCOUNTS RECEIVABLE AND REVENUES

We classify amounts billed as accounts receivable on our consolidated balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices are due within 30 days or less, however certain customers have terms of up to 120 days. For substantially all of our contracts, control of the ordered product(s) transfers at our location. Periodically, we require payment prior to the point in time we recognize revenue. We classify amounts received from customers prior to revenue recognition on a contract as customer prepayments liability on our consolidated balance sheets. We typically apply customer prepayments to an invoice within 30 days of the prepayment. The accounts receivable balance as of January 1, 2022, was $2.4 million.

Our accounts receivable potentially subject us to significant concentrations of credit risk. Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B	C
% of revenue, 2023	26%	13%	10%
% of revenue, 2022	20%	13%	11%

% of accounts receivable, as of December 31, 2023	32%	11%	10%
% of accounts receivable, as of December 31, 2022	12%	19%	9%

The following table presents disaggregated revenues (in thousands).

	2023	2022
Long Grain Rice and Bran	$15,723	$16,957
Barley and Oats	6,296	8,306
Feed and Other	630	1,384
Revenues	$22,649	$26,647

NOTE 5. INVENTORIES

The following table details the components of inventories (in thousands).

	December 31
	2023	2022
Finished goods	$123	$228
Raw materials	393	212
Packaging	27	25
Inventories	$543	$465

NOTE 6. PROPERTY AND EQUIPMENT

The following table details the components of property and equipment (amounts in thousands).

	December 31
	2023	2022	Estimated Useful Lives (in years)
Land	$493	$493
Furniture and fixtures	-	71	7	-	10
Plant	1,902	3,440	20	-	40 or life of lease
Computer and software	27	382	3	-	5
Leasehold improvements	-	152	5	-	6 or life of lease
Machinery and equipment	6,423	5,758	5	-	15
Property and equipment, cost	8,845	10,296
Less accumulated depreciation	4,607	4,276
Property and equipment, net	$4,238	$6,020

NOTE 7. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands).

		December 31, 2023			December 31, 2022
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	15	$930	$668	$262	$930	$564	$366
Trademarks	10	13	6	7	13	5	8
Non-compete agreement	5	22	21	1	22	16	6
Total intangible assets		$965	$695	$270	$965	$585	$380

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

As of December 31, 2023, the weighted-average remaining amortization period for intangibles is 8.9 years and future intangible amortization is expected to total the following (in thousands):

2024	$80
2025	58
2026	42
2027	31
2028	22
Thereafter	37
Total amortization	$270

NOTE 8. LEASES

The components of lease expense and cash flows from leases (in thousands) follow.

	2023	2022
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$145	$97
Interest on lease liabilities	52	21
Operating lease cost, included in selling, general and administrative expenses:
Fixed lease cost	80	515
Variable lease cost	61	168
Short-term lease cost	188	85
Total lease cost	$526	$886

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$52	$21
Operating cash flows from operating leases	$80	$515
Financing cash flows from finance leases	$150	$104

As of December 31, 2023, we do not believe it is certain that we will exercise any lease renewal options. The remaining terms of our leases and the discount rates used in the calculation of the fair value of our leases as of December 31, 2023, follows.

	Finance Leases
Remaining leases terms (in years)	0.2	-	4.1
Weighted average remaining lease terms (in years)		3.7
Discount rates	2.8%	-	11.6%
Weighted average discount rate		9.6%

Maturities of lease liabilities as of December 31, 2023, follows (in thousands).

Finance
Leases
2024	$178
2025	167
2026	165
2027	126
2028	4
Total lease payments	640
Amounts representing interest	(106)
Present value of lease obligations	$534

NOTE 9. DEBT

We finance certain amounts owed for annual insurance premiums under financing agreements. As of December 31, 2023, amounts due under insurance premium financing agreements are due in monthly installments of principal and interest through March 2024, at an interest rate of 7.5% per year.

Long-term debt consists of the following (in thousands).

	December 31,
	2023	2022
Mortgage promissory note - Dated December 1, 2023. Original principal $4.1 million. Interest accrues and compounds quarterly at 13.5% per year. At each quarterly interest payment date, the accrued and unpaid interest can be paid in cash or paid in-kind and has a December 1, 2028 maturity date.	$2,968	$-
Mortgage promissory note - Originally dated July 2020. As subsequently modified, interest accrued at an annual rate which is the greater of 7.0% above the Lender's prime rate (15.5% at September 30, 2023) and 10.3% and payable in monthly installments through January 2025. Face amount $2.5 million. Secured by certain real property in Arkansas. December 31, 2022, excludes $450 thousand allocated to discontinued operations.	-	1,761
Equipment note - Dated May 2021. Original principal $46 thousand. Due in monthly installments through June 2025. Interest accrues at the effective discount rate of 3.6% per year.	15	24
Equipment note - Dated June 2023. Original principal $144 thousand. Due in monthly installments through August 2025. Interest accrues at the effective discount rate of 14.0% per year.	114	-
Progress payment agreement - Dated August 2022. Original principal $37 thousand. Interest was payable monthly at the rate of 25.2% per year until obligation was transferred to a finance lease in February 2023.	-	39
Total long-term debt, net	$3,097	$1,824

On December 1, 2023, we entered into a new secured promissory note with Funicular, guaranteed by its subsidiaries Golden Ridge and MGI, in the aggregate principal amount of $4.1 million, funded on December 1, 2023. A portion of the proceeds from the note were used to pay amounts owed under the previous mortgage promissory note. The note has a stated maturity date of December 1, 2028. Interest accrues at a rate per annum equal to 13.50%. On each quarterly interest payment date, the accrued and unpaid interest shall, at the election of the Company in its sole discretion, be either paid in cash or paid in-kind. In addition, the note requires payment of a $50,000 fee on account of costs and expenses of Funicular, which fee was in-kind at the Company’s election as per the agreement.

In January 2023, we entered into agreements with the Lender to effect a modification of the terms of the mortgage promissory note. This modification involved us entering into a new mortgage promissory note in the principal amount of $2.5 million. We received $0.3 million in cash, and the lender applied the remainder of the new principal to the $1.3 million then outstanding on the prior mortgage promissory note and the $0.9 million Over-advance. Under the terms of the January 2023 note, (i) interest accrued at the same rate as the prior note, an annual rate which is the greater of 7.0% above the 1ender’s prime rate and 10.3%, and (ii) principal and interest are payable in equal monthly installments through January 2025, under the January note. Prior to the January 2023 modification, principal and interest were payable in equal monthly installments through December 2023. The note is secured by a mortgage on our real property in Arkansas. The current portion of long-term debt on the consolidated balance sheet as of December 31, 2022, reflects the terms of the January 2023 modification.

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

The Lender also advanced us $0.9 million effective September 30, 2022 (the Over-advance), pending restructuring of our mortgage promissory note with the Lender. The Over-advance accrued interest at an annual rate which is the greater of 7.0% above the Lender's prime rate (14.5% at December 31, 2022) and 10.3% until it was repaid in January 2023. As of December 31, 2023, the Over-advance was classified as long-term debt in our consolidated balance sheet as it was refinanced on a long-term basis in January 2023, as discussed below.

Additional information related to our factoring obligation (exclusive of the Over-advance) follows (in thousands).

	2023	2022
Average borrowings outstanding (in thousands)	$2,303	$3,179
Fees paid, as a percentage of average outstanding borrowings	7.3%	5.8%
Interest paid, as a percentage of average outstanding borrowings	9.5%	7.0%

In 2023, we borrowed under a line of credit with a bank. The borrowing was secured by our cash on deposit with the bank and bore interest at prime. There were no stipulated repayment terms for the line as long as we maintained sufficient cash collateral. We repaid the amounts borrowed under the line of credit in full in April 2023. Our borrowings under the line of credit averaged $0.6 million and the average annual interest rate on borrowings was 6.7%.

Future principal maturities of long-term debt outstanding at December 31, 2023, follow (in thousands).

2024	$75
2025	54
2026	-
2027	-
2028	4,035
Principal maturities	4,164
Debt issuance costs	(1,067)
Total long term debt, net	$3,097

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

Preferred Stock and Tax Benefits Preservation Plan (Rights Agreement)

Our board of directors, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock. We previously designated and issued six series of preferred stock of which no shares remain outstanding. In addition, we designated and issued a seventh series of preferred stock, Series G, of which 150 shares remain outstanding as of December 31, 2023.

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

In July 2023, we entered into the Rights Agreement designed to reduce the likelihood that we will experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, by (i) discouraging any person or group of persons from becoming an “Acquiring Person”, which is defined in the Rights Agreement generally as a person or group of affiliated or associated persons that, at any time after the date of the Rights Agreement, has acquired, or obtained the right to acquire, beneficial ownership of 4.95% or more of the shares of our then-outstanding common stock and (ii) discouraging any existing shareholder currently beneficially holding 4.95% or more of the shares of our common stock from acquiring more shares of our common stock. In connection therewith, the board of directors of the company (the Board) declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock to shareholders of record at the close of business on July 17, 2023. Each Right entitles the holder to purchase one one-thousandth of a share of our Series H Preferred Stock at a price of $6.00, subject to certain adjustments.

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

Each share of Series H Preferred Stock will be entitled, when, as and if declared, to a preferential per share quarterly dividend payment equal to the greater of (i) $1.00 per share or (ii) an amount equal to 1,000 times the dividend declared per share of Common Stock. Each share of Series H Preferred Stock will entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the shareholders of the Company. In the event of any merger, consolidation or other transaction in which shares of Common Stock are converted or exchanged, each share of Series H Preferred Stock will be entitled to receive 1,000 times the amount received per one share of Common Stock.

The Exercise Price payable, and the number of shares of Series H Preferred Stock or other securities or property issuable, upon exercise of the Rights are each subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Series H Preferred Stock, (ii) upon the grant to holders of the Series H Preferred Stock of certain rights or warrants to subscribe for or purchase Series H Preferred Stock or convertible securities at less than the then-current market price of the Series H Preferred Stock or (iii) upon the distribution to holders of the Series H Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Series H Preferred Stock) or of subscription rights or warrants (other than those referred to above). The number of outstanding Rights and the number of one one-thousandths of a share of Series H Preferred Stock issuable upon exercise of each Right are also subject to adjustment in the event of a stock split, reverse stock split, stock dividends and other similar transactions involving the Common Stock.

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than the Rights beneficially owned by the Acquiring Person, affiliates and associates of the Acquiring Person and certain transferees thereof (which will thereupon become null and void), will thereafter have the right to receive, upon exercise of a Right, that number of shares of Common Stock having a market value of two times the Exercise Price.

In the event that, after a person or a group of affiliated or associated persons has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company’s assets or earning power are sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company having a market value at the time of that transaction equal to two times the Exercise Price.

With certain exceptions, no adjustment in the Exercise Price will be required unless such adjustment would require an increase or decrease of at least one percent (1%) in the Exercise Price. No fractional shares of Series H Preferred Stock will be issued (other than fractions which are integral multiples of one one-thousandth of a share of Series H Preferred Stock, which may, at the election of the Company, be evidenced by depositary receipts) and, in lieu thereof, an adjustment in cash will be made based on the market price of the Series H Preferred Stock on the trading day immediately prior to the date of exercise.

Securities Offerings

In December 2023, we entered into a securities purchase agreement (the Purchase Agreement) with Funicular, pursuant to which the Company sold and issued (i) a secured promissory note in the principal amount of $4,000,000, as more fully described under “The Funicular Note” below, (ii) 2,222,222 shares (the Funicular Shares) of the Company’s common stock, no par value (the Common Stock), at a purchase price equal to $0.18 per share and (iii) warrants (the Funicular Warrants) to purchase 5,010,206 shares of Common Stock (the Funicular Warrant Shares), for an aggregate purchase price of $4,000,000 (collectively, the Private Placement). The Funicular Warrants will be exercisable at a price of $0.18 per share, subject to adjustments as provided under the terms of the Funicular Warrants. The Funicular Warrants are exercisable at any time on or after December 1, 2023, until the expiration thereof, provided that the Company has a sufficient number of shares of authorized Common Stock under the Company’s Restated and Amended Articles of Incorporation to permit such exercise. The Funicular Warrants have a term of five years from the date of issuance. In connection with the Private Placement, on December 1, 2023, the Company entered into a Registration Rights Agreement with Funicular (the Registration RightsAgreement), pursuant to which the Company agreed to submit to or file with the U.S. Securities and Exchange Commission within 180 days after the Closing Date a registration statement registering the resale of the Funicular Shares and the Funicular Warrant Shares (the Resale Registration Statement), and the Company agreed to use its reasonable best efforts to have the Resale Registration Statement declared effective as promptly as reasonably possible after the filing thereof. In certain circumstances, Funicular can demand the Company’s assistance with underwritten offerings and block trades, and Funicular will be entitled to certain piggyback registration rights. On December 1, 2023, the Company entered into a secured promissory note (the Funicular Note) in favor of Funicular and guaranteed by its subsidiaries Golden Ridge and MGI, evidencing the loan made to the Company by Funicular in the aggregate principal amount of $4 million, funded to the Company on December 1, 2023, net of a discount equal to 10% of the aggregate principal amount. The Funicular Note has a stated maturity date of December 1, 2028. Interest accrues at a rate per annum equal to 13.50%. On each interest payment date, the accrued and unpaid interest shall, at the election of the Company in its sole discretion, be either paid in cash or paid in-kind. In addition, the Funicular Note requires payment of a $50,000 fee on account of costs and expenses of Funicular, which fee was in-kind, at the Company’s election, within thirty days. The obligations under the Funicular Note are guaranteed by Golden Ridge and MGI and are secured by a security interest in the assets (other than certain excluded assets, the Collateral) of the Company, Golden Ridge and MGI, subject to the intercreditor agreement described below. The Funicular Note contains negative and restrictive covenants which limit the ability of the Company, Golden Ridge and MGI to, among other things, transfer or otherwise dispose of the Collateral, incur indebtedness and create, incur, assume or allow liens on the Collateral or any real property owned by the Company, Golden Ridge or MGI.

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

In September 2021, we issued and sold 230,750 shares of common stock, a warrant for the purchase of up to 230,769 shares of common stock (Series Warrant A), and a prefunded warrant (the 2021 Prefunded Warrant) for the purchase of up to 230,786 shares of common stock pursuant to our effective “shelf” registration statement on Form S-3. The initial $10.00 per share exercise price of Series Warrant A was subject to adjustment in September 2022, and will be subject to adjustment again in September 2023, if 110% of the 5-day volume weighted average price of our common stock is less than the then-current exercise price. The 2021 Prefunded Warrant, which the holder exercised in full in 2021, had an exercise price of $0.001 (net of the $6.499 per share prefunded). We determined that the 2021 Prefunded Warrant qualified for equity accounting, however, Series Warrant A did not qualify for equity accounting because the holder may elect cash settlement of this warrant in the event of a change of control. As a result, we carry Series Warrant A as a liability at fair value in our consolidated balance sheets and the change in fair value of this warrant is recorded in our consolidated statements of operations. The net proceeds from the offering of $2.8 million, after deducting commissions and other cash offering expenses of $0.2 million were allocated to derivative warrant liability, in an amount equal to the $0.6 million estimated fair value of Series Warrant A as of September 13, 2021, with the remainder of the proceeds recorded in equity. We determined the exercise price of the Prefunded Warrant was nominal and, as such, considered the 230,786 shares initially underlying the 2021 Prefunded Warrant to be outstanding effective September 13, 2021, for the purposes of calculating basic EPS. We used the net proceeds from the September 2021 offering for general corporate purposes, which included funding capital expenditures and working capital and repaying indebtedness.

Equity Incentive Plan

Our Board adopted our Amended and Restated 2014 Equity Incentive Plan (the 2014 Plan) after shareholders approved the plan, and amendments thereto. On July 14, 2022, shareholders approved an increase in the number of shares of common stock authorized for issuance under the 2014 Plan of 600,000 shares. The total shares of common stock now authorized for issuance under the 2014 Plan is 1,230,000 shares. Under the terms of the plan, we may grant stock options, shares of common stock and share-based awards to officers, directors, employees or consultants providing services on such terms as are determined by the Board. Our Board administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients. The stock options granted under the 2014 Plan have terms of up to 10 years and vesting periods of up to 4 years. The restricted stock units granted under the plan vest over periods of up to 5 years. As of December 31, 2023, awards for the purchase of 1,230,000 shares of common stock have been granted and remain outstanding (common stock options, common stock and restricted stock units) and no available shares of common stock are reserved for future grants under the 2014 Plan.

Share-based compensation expenses related to employees and directors are included in selling, general and administrative expenses. Share-based compensation by type of award follows (in thousands).

	2023	2022
Restricted stock units	$316	$1,160
Stock options	96	101
Compensation expense related to common stock awards issued under equity incentive plan	$412	$1,261

Information regarding common stock issued under the 2014 Plan, including shares issued upon vesting of restricted stock units follows. All shares of common stock issued in 2023 or 2022 were vested as of the date issued.

	2023		2022
	Shares Issued	Weighted Average Grant Date Fair Value Per Share	Shares Issued	Weighted Average Grant Date Fair Value Per Share
Directors	104,249	$1.11	34,875	$6.71
Employees	186,686	4.16	89,307	5.75
Vendors	59,465	1.29	13,516	6.47
	350,400		137,698

Restricted Stock Units

We have outstanding (i) restricted stock units issued under the 2014 Plan (RSUs) to employees and directors and (ii) other restricted stock units issued to a service provider (SUs). Each RSU and SU represents a contingent right to receive one share of common stock. Summaries of nonvested and vested stock unit and activity follow.

	RSUs				SUs
	Number of Units	Unrecognized Compensation (in thousands)	Average Grant Date Fair Value per share	Weighted Average Expense Period (Years)	Numer of Units	Unrecognized Compensation (in thousands)	Average Grant Date Fair Value per share	Weighted Average Expense Period (Years)
Nonvested at January 1, 2022	126,603	$658	$5.20	0.9	-	$-	$-	-
Granted	527,871	1,680	3.18	2.7	160,000	216	1.35	3.0
Impact of Modification:					-	-	-	-
Before modification	(17,050)	(150)	8.77	0.6	-	-	-	-
After modification	17,050	64	3.73	-	-	-	-	-
Forfeited	(11,744)	(68)	5.77	1.1	-	-	-	-
Vested with service	(275,912)	-		-	-	-	-	-
Expensed	-	(1,160)	NA	-	-	(15)	NA	-
Nonvested at December 31, 2022	366,818	1,024	2.79	2.8	160,000	201	1.26	2.7
Granted	316,845	186	0.59	-	6,132	5	0.74	-
Forfeited	(234,059)	(892)	3.81	1.3	-	-	-	-
Vested with Service	(449,104)	-		-	(59,465)	-	-	-
Expensed	-	(317)	NA	-	-	(80)	NA	-
Nonvested at December 31, 2023	500	$1	1.28	0.2	106,667	$126	$1.18	1.8

Number of RSUs
Vested at January 1, 2022	86,505
Vested with service	275,912
Issued at termination of service	(83,725)
Issued at vesting	(53,967)
Vested at December 31, 2022	224,725
Vested with service	508,569
Issued at vesting	(350,400)
Vested at December 31, 2023	382,894

At December 31, 2023, unvested RSUs and SUs had an intrinsic value of less than $0.1 million, and vested RSUs had an intrinsic value of $0.1 million. As of December 31, 2023, the intrinsic value of all RSUs and SUs outstanding was $0.1 million, unrecognized compensation was $0.1 million and the remaining vesting period was 1.3 years. At December 31, 2023, issuance of 382,894 shares of common stock subject to the vested RSUs, is deferred to the date the holder is no longer providing service to our company.

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

Options

As of December 31, 2023 and 2022, we had outstanding options for the purchase of up 114,056 and 55,424 shares of common stock. We granted 100,000 stock options in 2023 and no stock options in 2022. Stock options for the purchase of up to 41,368 and 8,972 shares of common stock forfeited or expired in 2023 and 2022. As of December 31, 2023, outstanding stock options had an intrinsic value of zero, a weighted average exercise price of $3.66 per share, and a weighted average contractual remaining term of 1.0 years.

Unrecognized Compensation

As of December 31, 2023, the total amount of unrecognized compensation for all outstanding common stock awards, options, RSUs and SUs was $0.1 million, and the remaining average expense period was 0.7 years (including unrecognized compensation on SUs of $0.1 million with a remaining average expense period of 1.8 years)).

Warrants

The 2022 Prefunded Warrant was exercised in its entirety in 2022 and we issued 325,000 shares of common stock upon the cash exercises. The initial $10.00 per share exercise price of Series Warrant A adjusted, pursuant to its original terms, to $2.72 per share in September 2022, and adjusted again in September 2023 to $0.57 per share, if 110% of the 5-day volume weighted average price of our common stock is less than the then-current exercise price.

On December 1, 2023, the Company consummated a transaction pursuant to an exchange agreement (the Cove Lane Exchange Agreement) with Cove Lane Master Fund LLC (Cove Lane) to exchange the existing Series A Warrant held by Cove Lane or its designees for 150,000 shares of Common Stock to be issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the Securities Act), upon the terms and conditions set forth in the Cove Lane Exchange Agreement.

On December 1, 2023, the Company consummated a transaction pursuant to an exchange agreement (the Sabby Exchange Agreement) with Sabby Volatility Warrant Master Fund, Ltd. (Sabby) to exchange the existing Common Stock Purchase Warrant held by Sabby or its designees for (i) 323,810 shares of Common Stock and (ii) warrants to purchase up to 1,200,000 shares of Common Stock (the Sabby Warrants) each to be issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act upon the terms and conditions set forth in the Sabby Exchange Agreement.

The Sabby Warrants will be exercisable at a price of $0.2016 per share, subject to adjustments as provided under the terms of the Sabby Warrants. The Sabby Warrants are exercisable at any time on or after December 1, 2023, until the expiration thereof. The Sabby Warrants have a term of three years from the date of issuance.

On December 1, 2023, the Company consummated a transaction pursuant to an exchange agreement (the Hudson Bay Exchange Agreement and, collectively with the Cove Lane Exchange Agreement and the Sabby Exchange Agreement, the Exchange Agreements) with Hudson Bay Master Fund Ltd. (Hudson Bay) to exchange the existing Common Stock Purchase Warrant held by Hudson Bay or its designees for 155,000 shares of Common Stock to be issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act upon the terms and conditions set forth in the Hudson Bay Exchange Agreement.

Warrant activity, excluding activity related to prefunded warrants follows.

	2023			2022
	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1	2,298,769	$1.76	2.9	875,067	$9.76	1.4
Issued	4,324,802	0.21	4.1	2,063,000	$1.61	3.1
Impact of Warrant A exercise price adjustment:
Before adjustment	-	-	-	230,769	$10.00	4.0
After adjustment	-	-	-	(230,769)	$2.72	4.0
Forfeited	(2,230,769)	1.72	2.9
Expired	(5,000)	20.00	-	(639,298)	9.60	-
Outstanding at December 31	4,387,802	$0.21	4.1	2,298,769	$1.76	2.9

The following table summarizes information related to exercisable and outstanding warrants as of December 31, 2023.

	Outstanding
Exercise Prices	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.18	3,124,802	$0.18	4.9
$0.20	1,200,000	0.20	1.8
$1.88	63,000	1.88	3.8
	4,387,802	$0.21	4.1

NOTE 11. INCOME TAXES

Deferred tax asset (liability) is comprised of the following (in thousands):

	December 31
	2023	2022
Net operating loss carryforwards	$17,734	$14,264
Stock options and warrants	1,090	1,151
Property and equipment	310	(46)
Intangible assets	688	875
Capitalized expenses	105	117
Other	440	655
Operating right-of-use lease assets	-	-
Operating right-of-use lease liabilities	124	167
Net deferred tax assets	20,491	17,183
Less: Valuation allowance	(20,491)	(17,183)
Deferred tax asset (liability)	$-	$-

We have determined it is more likely than not that our deferred tax assets will not be realized. Accordingly, we have provided a valuation allowance for deferred tax assets.

The following table summarizes the change in the valuation allowance (in thousands):

	2023	2022
Valuation allowances, beginning of year	$17,183	$15,456
Net operating loss and other temporary differences	3,974	1,997
Expiration of net operating losses and limitations	(33)	(90)
Adjustment to deferred taxes	(159)	(197)
Impact of state tax rate change	(404)	22
Other	70	(5)
Valuation allowance, end of year	$20,491	$17,183

As of December 31, 2023, net operating loss (NOL) carryforwards for U.S. federal tax purposes totaled $70.4 million. NOLs generated after December 31, 2017, do not expire. Federal NOLs of $9.9 million expire at various dates from 2036 through 2037 and the remainder do not expire. The Tax Cuts and Jobs Act (TCJA) limitation of 80% of taxable income is applied to NOLs generated in tax years beginning after December 31, 2017. NOL carryforwards for state tax purposes totaled $47.5 million at December 31, 2023. State NOLs of $45.6 million expire at various dates from 2024 through 2043 and the remainder do not expire.

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

We are subject to taxation in the U.S. federal jurisdiction and various state and local jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are open for audit by the IRS for years after 2019 and, generally, by U.S. state tax jurisdictions after 2018.

Reconciliations between the amounts computed by applying the U.S. federal statutory tax rate to loss before income taxes, and income tax expense (benefit) follows (in thousands):

	2023	2022
Pre-tax income (loss)	$(8,539)	$(6,641)

Income tax benefit at federal statutory rate	$(1,796)	$(1,646)
Increase (decrease) resulting from:
State tax benefit, net of federal tax effect	(189)	(421)
Effect of change in state tax rate	404	(22)
Change in valuation allowance	3,308	1,727
Expirations of net operating losses and application of IRC 382 limitation	33	90
Fair value adjustments and others	(1,960)	5
Other nondeductible expenses	53	89
Adjustments to deferreds	159	197
Income tax expense	$12	$19

During the year ended December 31, 2023, income tax expense on the consolidated statement of operations included $12 thousand from minimum state taxes and franchise taxes.

Based on an analysis of tax positions taken on income tax returns filed, we determined no material liabilities related to uncertain income tax positions existed as of December 31, 2023 or 2022. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and local tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.

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

Below are reconciliations of the numerators and denominators in the EPS computations.

	2023	2022
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(8,551)	$(6,660)

DENOMINATOR (in thousands):
Weighted average number of shares of shares of common stock outstanding	6,746,688	5,414,079
Weighted average number of shares of common stock underlying vested restricted stock units	245,670	100,592
Basic EPS - weighted average number of shares outstanding	6,992,358	5,514,671
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	6,992,358	5,514,671

No effects of potentially dilutive securities outstanding were included in the calculation of diluted EPS for 2023 and 2022, because to do so would be anti-dilutive due to our net loss. Potentially dilutive securities outstanding during 2023 and 2022 included our outstanding convertible preferred stock, options, warrants and nonvested restricted stock units. Those potentially dilutive securities, further described in Note 10, could potentially dilute EPS in the future.

NOTE 13. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, commodities payable and short-term debt approximated their carrying value due to shorter maturities. As of December 31, 2023, the fair values of our long-term debt and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2022:
Derivative warrant liability	$-	$-	$69	$69
Total liabilities at fair value	$-	$-	$69	$69

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
2023:
Derivative warrant liability	$69	$(69)	$-	$-	$-	$(69)
Total Level 3 fair value	$69	$(69)	$-	$-	$-	$(69)

2022:
Derivative warrant liability	$258	$(189)	$-	$-	$69	$(189)
Total Level 3 fair value	$258	$(189)	$-	$-	$69	$(189)

The derivative warrant liability in the tables above relates to Series Warrant A, discussed further in Note 10. Series Warrant A, previously held by Cove Lane, was exchanged for 150,000 shares of Common Stock and is no longer carried in our consolidated balance sheets at December 31, 2023 as derivative warrant liability.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we are involved in litigation incidental to the conduct of our business. These matters may relate to employment and labor claims, patent and intellectual property claims, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. When applicable, we record accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. Defense costs are expensed as incurred and are included in professional fees. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits and other proceedings had or are expected to have a material effect on our financial position or results of operations in 2023 and 2022.

In January 2023, we received $0.3 million in restitution payments from a former employee. The payments were ordered by a federal court in 2012.

NOTE 15. SUBSEQUENT EVENT

On January 25, 2024, we sold our Golden Ridge property and equipment for $2.15 million in cash. Related to this sale, on December 31, 2023 we recognized a $1.5 million impairment expense related to these assets.

PART II

(continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a and Rule15d-15(e)) under the Exchange Act was performed as of December 31, 2023, under the supervision and with the participation of our current management, including our current Executive Chairman, Interim Chief Financial Officer, and Interim Controller. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Executive Chairman and Interim Chief Financial Officer to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Except for as set forth below, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of current management, including our current Executive Chairman, Interim Chief Financial Officer, and Interim Controller, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control - Integrated Framework (the 2013 Framework).”

Material Weaknesses

Our management concluded that as of December 31, 2023, we did not maintain effective internal controls over financial reporting. Specifically, we identified material weaknesses over management’s review controls over the documentation and review of the required dual approval for the posting of journal entries and the processing and review of inventory costing.

The Company had consistent turnover within the accounting department in 2023, which led to not sustaining a sufficient number of qualified personnel to maintain the proper controls over financial reporting. This led to an overstatement in inventory due to the incorrect entry of purchase order quantities, which was detected by the Company’s independent auditors.

Management has initiated remediation measures including, but not limited to, hiring additional accounting staff and the necessary customization of the Company’s accounting system to provide the documentation for the required dual approval for the posting of journal entries. As a result, the Company believes that it has adequate resources to address accounting and reporting requirements under U.S. GAAP and SEC reporting standards and to implement the appropriate internal controls.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and certain information about them are set forth below.

Name	Age	Position

Executive Officers
Eric Tompkins*	62	Director and Executive Chairman
William J. Keneally	61	Interim Chief Financial Officer and Secretary

Non-Employee Directors
Brent D. Rosenthal (2)(3)*	51	Lead Independent Director
David I. Chemerow (1)(3)*	72	Director
James P. Flynn (1)(2)*	43	Director
Georgina Russell (1)(2)(3)*	47	Director

(1)	Current member of the Audit Committee.
(2)	Current member of the Compensation Committee.
(3)	Current member of the Nominating and Governance Committee.

*	Director nominee.

Executive Officers

Eric Tompkins has served as our director and executive chairman since June 2023, and has served as business unit leader of our milling operations since June 2021. Mr. Tompkins served as senior vice president of sales and business development from June 2020 to June 2021 and as senior vice president of business development from April 2019 to June 2020. Mr. Tompkins was president and chief executive officer of MGI Processing, LLC from March 2017 until we acquired that company in April 2019. He was director of sales for Ardent Mills from 2014 to 2017. From 1987 to 2014, Mr. Tompkins held various positions at Con Agra Brands, Inc. (NYSE: CAG), lastly as director of national account sales and initially in grain procurement and risk management. Mr. Tompkins graduated from the University of Colorado with a Bachelor of Arts in Economics and a Bachelor of Arts in International Affairs. He received his Master of International Management from the Thunderbird-American Graduate School of International Management. The Board believes that Mr. Tompkins’s extensive experience in commodities and milling, coupled with his history with our Company, are the attributes, skills, experiences and qualifications that allow Mr. Tompkins to make a valuable contribution as one of our directors.

William J. Keneally has served as our interim chief financial officer since April 2023 under a consulting services agreement with TechCXO, LLC; TechCXO Florida, LLC; TechCXO Tennessee, LLC and TechCXO Texas, LLC d/b/a CXO Partners. From March 2023 to the present and August 2018 to May 2022, Mr. Keneally has been a partner of TechCXO, LLC, a provider of C-suite executive services. From February 2020 to the present, Mr. Keneally has been founder and chief financial officer of Spades SBC whose mission is to significantly increase global planting and growing of trees so to mitigate client change efficiently and effectively. From June 2022 to February 2023, Mr. Keneally served as chief accounting officer of Flutterwave, Inc., a venture-backed, African-focused, payments and other solutions technology provider with approximately 50 global subsidiaries. From April 2013 to June 2015, Mr. Keneally served as chief financial officer of CTPartners Executive Search Inc. On November 12, 2015, the Court of Chancery of the State of Delaware appointed a receiver for CTPartners Executive Search Inc. Mr. Keneally is an inactive New York State certified public accountant and received his Bachelor of Business Administration – Accounting Concentration from the University of Notre Dame.

Non-Employee Directors

Brent D. Rosenthal has served as a director since July 2016 and as lead independent director since August 2020. Mr. Rosenthal was non-executive chairman of our Board from July 2016 to August 2020. Mr. Rosenthal is the founder of Mountain Hawk Capital Partners, LLC, an investment fund focused on small and micro-cap equities in the food and technology media telecom industries. Mr. Rosenthal also serves as lead director of the board of directors of Comscore, Inc (NASDAQ: SCOR), a digital data and analytics company, and on the board of directors of FLYHT Aerospace Solutions Ltd. (OTCX: FLYLF) and OmniLit Acquisition Corp. (NASDAQ: OLIT). Previously, Mr. Rosenthal was an advisor to the board of directors of Park City Group (NASDAQ: PCYG), a food safety and supply chain software company from 2015 to 2018. Mr. Rosenthal was a partner in affiliates of W.R. Huff Asset Management where he worked from 2002 to 2016. Mr. Rosenthal served on the board of directors of Rentrak Corporation (NASDAQ: RENT), a media measurement and advanced consumer targeting company, from 2008 to 2016 and as non-executive chairman of the board from 2011 to 2016. He also served on the boards of directors of four privately-held Hispanic food companies. Earlier in his career, Mr. Rosenthal was director of mergers and acquisitions for RSL Communications Ltd. and served emerging media companies for Deloitte. Mr. Rosenthal is an inactive certified public accountant. Mr. Rosenthal earned his Bachelor of Science in Accounting degree from Lehigh University and Master of Business Administration degree from the S.C. Johnson Graduate School of Management at Cornell University. The Board believes that Mr. Rosenthal’s experience investing in the food industry, independent board experience and business acumen are the attributes, skills, experiences and qualifications that allow Mr. Rosenthal to make a valuable contribution as one of our directors.

David I. Chemerow has served as a director since October 2018. From August 2016 to September 2017, Mr. Chemerow served as the chief financial officer and treasurer of Comscore, Inc. and from January 2016 to August 2016, Mr. Chemerow served as the chief revenue officer of Comscore, Inc. Mr. Chemerow served as the chief operating officer and chief financial officer of Rentrak Corporation from October 2009 until Rentrak Corporation was merged into Comscore, Inc. in January 2016. Prior to 2009, Mr. Chemerow served in senior executive roles in several companies. Mr. Chemerow previously served as the non-executive chairman of the board of Playboy Enterprises, Inc. and is a member of the board of directors of Dunham’s Athleisure Corporation, a sporting goods retailer. Mr. Chemerow serves on the board of The Martha’s Vineyard Playhouse, a non-profit theatre. Mr. Chemerow is a graduate of Dartmouth College and holds a Master of Business Administration degree from The Amos Tuck School. The Board believes that Mr. Chemerow’s extensive experience, business knowledge and experience as chief operating officer and chief financial officer of several public companies are the attributes, skills, experiences and qualifications that allow Mr. Chemerow to make a valuable contribution as one of our directors.

James P. Flynn has served as a director since January 2024. Mr. Flynn is currently the Managing Member and Portfolio Manager of Nerium Capital LLC, an investment adviser he founded in 2021. He also currently serves on the Board of Directors of ARCA Biopharma (NASDAQ: ABIO), MEI Pharma (NASDAQ: MEIP), and Axiom Health (private). From 2019 to 2020, Mr. Flynn was exploring business opportunities, which ultimately led to the formation of Nerium Capital. From 2017 to 2018, Mr. Flynn worked as a therapeutics analyst at Aptigon Capital (a Citadel Company), an investment firm. Prior to that, from 2003 to 2017, Mr. Flynn served in various roles at Amici Capital, LLC, an investment firm, including healthcare portfolio manager (2008 to 2017). From 2002 to 2003, Mr. Flynn worked in the credit research/high yield group at Putnam Investments, an investment firm. He earned an S.B. degree in Management Science with a concentration in Finance and a minor in Economic Science from the Massachusetts Institute of Technology (MIT). Mr. Flynn is a Chartered Financial Analyst (CFA) Charterholder.

Georgina Russell has served as a director since January 2024. Ms. Russell is the Managing Partner of Chicane GP LLC and the Portfolio Manager of Chicane Opportunities Fund LP, roles she has held since January 2019. From January 2015 through December 2018, she was a Portfolio Manager at Willett Advisors, LLC (“Willett”) where she managed a long-term, concentrated fund of publicly traded securities. Prior to Willett, from April 2012 through July 2014, Ms. Russell was a Managing Director at Smithwood Advisers L.P. (“Smithwood”), a Los Angeles based investment advisory firm. Earlier in her career, Ms. Russell worked as an Analyst at Lonestar Capital Management, LLC in San Francisco, from January 2009 through April 2012. From August 2007 to December 2008, Ms. Russell did a first stint at Smithwood in their Hong Kong office. Before establishing her career in investing, Ms. Russell was a software engineer. She architected and authored cloud-based distributed systems. Ms. Russell was awarded three patents for her work. Ms. Russell graduated from the University of California, Berkeley in 1999 with a Bachelor of Arts degree with honors in Computer Science. She received an MBA with honors from The Wharton School at the University of Pennsylvania in 2007.

Board Leadership Structure

The Board believes our governance structure follows a successful leadership model under which our executive chairman also serves in a role as acting chief executive of the Company. The Board believes at present that the combined role of executive chairman and chief executive of the Company promotes united leadership and direction for the Company, which allows for a single, clear focus for management to execute the Company’s strategy and business plans. We recognize that different leadership models may work well for other companies at different times depending on individual circumstances, and we believe that the Company is well served by the combination of these roles as we seek to improve the performance of the Company and review our strategic alternatives. To enhance this approach and strengthen the oversight capabilities of the Board, we designated a lead independent director who is charged with working with the other independent directors in carrying out the strategic, governance, oversight and decision-making responsibilities of the Board.

The Board does not have a policy, one way or the other, with respect to whether the same person should serve as both the chief executive officer and chairman of the Board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time. The Board evaluates the leadership structure annually, and it will continue to do so as circumstances change, including if a new chief executive officer is elected. Currently, Mr. Tompkins serves as executive chairman of the Board and Mr. Rosenthal serves as lead independent director.

Risk Oversight

The Board has three standing committees with separate chairs – Audit, Compensation, and Nominating and Governance. Our Audit Committee is responsible for overseeing risk management and at least annually reviews and discusses with management policies and systems pursuant to which management addresses risk, including risks associated with our audit, financial reporting, internal control, disclosure control, legal and regulatory compliance, and investment policies. Our Audit Committee also serves as the contact point for employees to report corporate compliance issues. Our Audit Committee regularly reviews with our Board any issues that arise in connection with such topics. Our full Board regularly engages in discussions of risk management to assess major risks facing the Company and review options for their mitigation. Each of our Board committees also considers the risk within its area of responsibilities. For example, our Compensation Committee periodically reviews enterprise risks to ensure that our compensation programs do not encourage excessive risk-taking and our Nominating and Governance Committee oversees risks related to governance issues.

Board Meetings and Committee Meetings

During 2023, the Board held nine meetings. Each incumbent director who was a director in 2023 attended at least 75% of the aggregate of the total number of meetings of the Board and meetings of the committees on which such director served that occurred while such director served on the Board or the committees. Our Board and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time, as appropriate. Our Board has delegated various responsibilities and authority to its committees as generally described below. The committees regularly report on their activities and actions to the Board.

Audit Committee

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. As of December 31, 2023, the members of the Audit Committee are Brent D. Rosenthal and David I. Chemerow. Each member of the Audit Committee is independent under Nasdaq’s independence standards for audit committee members and within the meaning of Rule 10A-3 of the Exchange Act. The Board has determined that Brent D. Rosenthal and David I. Chemerow are each an “audit committee financial expert”, as defined by the rules of the SEC. The charter of the Audit Committee is available on our website at www.ricebrantech.com/investors/annual-meeting. The Audit Committee met four times in 2023. Each then-current member of the Audit Committee attended at least 75% of these meetings during the period that the director was a committee member.

Compensation Committee

The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board share-based compensation grants for our executive officers. The members of the Compensation Committee are Brent D. Rosenthal and David I. Chemerow, and each member is independent under Nasdaq’s independence standards for compensation committee members. The Compensation Committee may from time to time delegate some or all of its duties or responsibilities to subcommittees or to one member of the Compensation Committee. Our executive chairman often makes recommendations to the Compensation Committee and the Board concerning compensation of other executive officers. The Compensation Committee seeks input on certain compensation policies from the executive chairman. The charter of the Compensation Committee is available on our website at www.ricebrantech.com/investors/annual-meeting.

In fulfilling its duties and responsibilities, the Compensation Committee seeks periodic input, advice and recommendations from various sources, including our Board and our executive officers. The Committee at all times exercises independent discretion in its executive compensation decisions. In 2023, all members of the board were on all committees, and the entire board met for compensation committee matters.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees thereof. The members of the Nominating and Governance Committee are Brent D. Rosenthal and David I. Chemerow and each member is independent under Nasdaq’s independence standards. The charter of the Nominating and Governance Committee is available on our website at www.ricebrantech.com/investors/annual-meeting. In 2023, all members of the board were on all committees, and the entire board met for nominating and governing committee matters.

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

We are committed to diversity and inclusion. Although we do not have a formal policy in place, we consider diversity, among other factors, to identify our nominees for the Board. We view diversity broadly to include diversity of experience, skills and viewpoint. In sum, we strive to assemble a diverse Board that is strong in its collective knowledge and that also consists of individuals who bring a variety of complementary attributes and skills to the Board such that the Board, taken as a whole, has the necessary and appropriate skills and experience to provide an enriched environment. The needs of the Board and the factors that the Nominating and Governance Committee considers in evaluating candidates are reassessed on an annual basis, when the committee’s charter is reviewed. The charter of the Nominating and Governance Committee is available on our website at www.ricebrantech.com/investors/annual-meeting.

The Nominating and Governance Committee will consider nominees recommended by shareholders. Any shareholder may make recommendations to the Nominating and Governance Committee for membership on the Board by sending a written statement of the qualifications of the recommended individual to: Secretary, RiceBran Technologies, 25420 Kuykendahl Rd., Suite B300, Tomball, Texas 77375. Such recommendations should be received no later than twenty days prior to the annual meeting for which the shareholder wishes his or her recommendation to be considered; provided, however, that in the event that less than thirty days’ notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be received no later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Such shareholder’s notice must set forth all of the information required by, and comply with, our articles of incorporation and bylaws, including the following: (a) as to each person whom the shareholder proposes to nominate for election or re-election as a director: (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of the Company which are beneficially owned by such person, (iv) any other information relating to such person that is required by law to be disclosed in solicitations of proxies for election of directors, and (v) such person's written consent to being named as a nominee and to serving as a director if elected; and (b) as to the shareholder giving the notice: (i) the name and address, as they appear on the Company's books, of such shareholder, (ii) the class and number of shares of the Company which are beneficially owned by such shareholder, and (iii) a description of all arrangements or understandings between such shareholder and each nominee and any other person or persons (naming such person or persons) relating to the nomination. The Board will evaluate candidates recommended by shareholders on the same basis as it evaluates other candidates, including the following criteria:

●	Directors should be of the highest ethical character and share values that reflect positively on themselves and us.
●	Directors should have reputations, both personal and professional, consistent with our image and reputation.
●	Directors should be highly accomplished in their respective fields, with superior credentials and recognition.

The fact that a proposed director nominee meets some or all of the above criteria will not obligate the Nominating and Governance Committee to nominate or recommend the candidate for election to the Board.

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

Our Board has not adopted any practices or policies regarding the ability of our employees or directors, or any of their designees, to engage in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities.

Communication Policy

Shareholders and other interested parties may send communications to the Board or individual members of the Board by writing to them, care of Secretary, RiceBran Technologies, 25420 Kuykendahl Rd., Suite B300, Tomball, Texas 77375, who will forward the communication to the intended director or directors. If the shareholder wishes the communication to be confidential, then the communication should be provided in a form that will maintain confidentiality.

Attendance of Directors at Annual Meetings of Shareholders

We have a policy of encouraging, but not requiring, directors to attend our annual meeting of shareholders. All of our current directors who were directors at the time of the 2023 Annual Meeting of Shareholders attended such meeting.

ITEM 11. EXECUTIVE COMPENSATION

We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a summary compensation table and an outstanding equity awards at fiscal year end table, as well as limited narrative disclosures. Further, our reporting obligations extend only to the individuals serving as our principal executive officer, who was our executive chairman, and our two other most highly compensated executive officers other than our principal executive officer, if any. For 2023, our “named executive officers” were:

●	Eric Tompkins, Director and Executive Chairman; and
●	William J. Keneally, Interim Chief Financial Officer and Secretary; and
●	Peter G. Bradley, Former Director and Executive Chairman; and
●	Todd T. Mitchell, Former Chief Operating Officer and Chief Financial Officer.

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

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid to our named executive officers for services rendered to us in all capacities during 2023 and 2022.

				Stock	Option
		Salary	Bonus	Awards	Awards	Total
Name and Principal Position (1)	Year	($)	($)	($) (2)	($) (3)	($)

Eric Tompkins, Director and Executive Chairman	2023	300,000	100,000	-	-	400,000
	2022	200,000	-	57,000	-	257,000

William J. Keneally, Interim Chief Financial Officer and Secretary	2023	405,266	-	-	72,830	478,096
	2022	-	-	-	-	-

Peter G. Bradley, Former Director and Executive Chairman	2023	31,196	-	27,968	-	59,164
	2022	235,000	-	628,882	-	863,882

Todd T. Mitchell, Former Chief Operating Officer and Chief Financial Officer	2023	126,160	-	-	-	126,160
	2022	275,000	-	449,513	-	724,513

(1)

Reflects the positions held by our named executive officers as of December 31, 2023. Mr. Tompkins was appointed executive chairman of the Company in June 2023, and Mr. Keneally was appointed interim chief financial officer in April 2023.

(2)

Amounts in this column reflect the grant date fair value of share and share-based awards granted to the named executive officers, calculated in accordance with FASB ASC Topic 718 and the SEC rules. The assumptions underlying these calculations are described in Note 10 to the accompanying consolidated financial statements.

(3)

Amounts in this column reflect the grant date fair value, calculated in accordance with FASB ASC Topic 718 and the SEC rules of equity and equity-based awards granted to the named executive officers. The assumptions underlying these calculations are described in Note 10 to the accompanying consolidated financial statements.

Narrative Disclosure to the Summary Compensation Table

The following is a brief description of the compensation arrangements we had with each of the named executive officers and the other compensation received by the named executive officers during 2023. All Common Stock, stock option, and RSU grants (including DSU grants) described below were made pursuant to the 2014 Plan.

Eric Tompkins, Executive Chairman

Mr. Tompkins was initially employed by us when he was appointed executive chairman of the Board effective June 13, 2023. Mr. Tompkins’ employment is at-will, and his employment continues until either the Company or Mr. Tompkins elects to separate from the Company.

Mr. Tompkins is entitled to receive an annual cash salary of $300,000. Whether any bonus award is earned by Mr. Tompkins is determined in the complete discretion of the Board. We do not maintain a formal bonus plan, but historically, the Board has considered both individual and Company performance in determining whether annual bonuses have been earned. The Board determined that a retention bonus of $100,000 was earned by Mr. Tompkins for 2023.

William J. Keneally, Interim Chief Financial Officer

Mr. Keneally, on behalf of CXO Partners, entered into a consulting services agreement with us and was appointed interim chief financial officer in April 2023. Under the consulting services agreement, Mr. Keneally is entitled to receive a monthly consulting fee of $45,000. Whether any bonus award is earned by Mr. Keneally is determined in the complete discretion of the Board. We do not maintain a formal bonus plan, but historically, the Board has considered both individual and Company performance in determining whether annual bonuses have been earned. In July 2023, the Board granted Mr. Keneally 100,000 vested stock options.

Peter G. Bradley, Former Executive Chairman

Mr. Bradley was initially employed by us when he was appointed executive chairman of the Board effective August 14, 2020. He served as a non-employee director of our Board from July 2019 until August 14, 2020. We entered into an offer letter with Mr. Bradley on August 12, 2020, governing the terms of his employment as our executive chairman (Offer Letter). Pursuant to the Offer Letter, the nature of Mr. Bradley’s employment was at-will and his employment continued until either the Company or Mr. Bradley elected to terminate the Offer Letter. Mr. Bradley resigned in June 2023.

Under the Offer Letter, Mr. Bradley was entitled to receive an annual cash salary of $180,000, an annual cash bonus award and stock grants under the 2014 Plan with a value of $10,000 for each month of his service. Whether any bonus award was earned by Mr. Bradley was determined in the complete discretion of the Board. We do not maintain a formal bonus plan, but historically, the Board has considered both individual and Company performance in determining whether annual bonuses have been earned. The Board determined that no annual bonus was earned by Mr. Bradley for 2023 or 2022. Effective February 1, 2022, Mr. Bradley’s annual cash salary increased from $180,000 to $240,000 and the monthly stock grant value decreased from $10,000 to $5,000. Additionally, Mr. Bradley was eligible under the Offer Letter to participate in the benefit plans and programs we made available to similarly situated employees from time to time.

The monthly stock grant Mr. Bradley received was in the form of DSUs for his service. Each DSU award was fully vested on the applicable date of grant. The number of shares of underlying DSUs was determined based on the weighted average closing price of our Common Stock for the ten (10) trading days prior to the applicable date of grant.

Mr. Bradley received awards of RSUs and DSUs during 2022 in addition to the stock awards granted pursuant to the Offer Letter as described above. In March 2022, the Board granted Mr. Bradley 36,585 RSUs contingent upon shareholders approving an increase in the shares available for issuance under the 2014 Plan. Half of the RSUs vested on March 4, 2023, and the remainder were to vest on March 4, 2024, subject to Mr. Bradley’s continued employment through the applicable vesting date. In March 2022, the Board also granted Mr. Bradley 100,000 DSUs contingent upon shareholders approving an increase in the shares available for issuance under the 2014 Plan. The DSUs vested as to 20% of the units March 4, 2023, and were to vest on March 4th of each of 2024, 2025, 2026 and 2027, subject to Mr. Bradley’s continued employment through the applicable vesting date. In July 2022, as compensation for his services as a director, the Board granted Mr. Bradley 13,158 DSUs which were to vest on the earlier of July 14, 2023, or one day prior to the next annual meeting of shareholders, subject to Mr. Bradley’s continued employment, or board service, through the vesting date.

Shareholders approved the increase in shares available under the 2014 Plan on July 14, 2022, and the grant date fair value reflected in the Summary Compensation Table above with respect to the awards granted contingent upon the increase was on July 14, 2022, the date the contingency was resolved under FASB ASC Topic 718.

Todd T. Mitchell, Former Chief Operating Officer and Chief Financial Officer

Mr. Mitchell was initially employed by us in May 2019, appointed chief financial officer effective July 1, 2019, and appointed chief operating officer effective December 7, 2021. We entered into an employment agreement with Mr. Mitchell on May 28, 2019, governing the terms of his employment (Employment Agreement). Pursuant to the Employment Agreement, the term of Mr. Mitchell’s employment renewed automatically for successive one-year terms unless either party notified the other party in writing at of the then-effective term of such party’s intention not to renew the agreement. Mr. Mitchell resigned in April 2023.

Under the Employment Agreement, Mr. Mitchell was entitled to receive an annual base salary of $275,000. Mr. Mitchell was eligible to participate in any bonus program that we adopted applicable to our senior officers. Mr. Mitchell was eligible to earn an annual cash bonus of up to 40% of his annual base salary based upon satisfaction of corporate and individual goals as determined by our Compensation Committee. The Compensation Committee determined that no bonus was earned by Mr. Mitchell during 2022.

In December 2022, we entered into a retention agreement with Mr. Mitchell (Retention Agreement) under which he was eligible to receive a cash bonus payment of $137,500, if he remained employed through June 30, 2023, or if he was terminated without cause prior to June 30, 2023.

Under the Employment Agreement, Mr. Mitchell was eligible to receive equity awards at the discretion of the Board or the Compensation Committee. In March 2022, the Board granted Mr. Mitchell 18,293 RSUs contingent upon shareholders approving an increase in the number of shares available for issuance under the 2014 Plan. As noted above, such increase was approved by the shareholders on July 14, 2022. Half of the RSUs vested on March 4, 2023, and the remainder were to vest on March 4, 2024, subject to Mr. Mitchell’s continued employment through such date.

Equity Compensation Arrangements – 2014 Plan

The Board originally adopted the 2014 Plan in June 2020, after it was approved by our shareholders. As of December 31, 2023, the total shares of Common Stock authorized for issuance under the 2014 Plan, as amended, was 1,230,000 shares. Under the terms of the 2014 Plan, we may grant stock options, shares of Common Stock and other share-based awards to officers, directors, employees or consultants providing services on such terms as are determined by the Board. The Board administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients. The options granted under the 2014 Plan have terms of up to 10 years. As of December 31, 2023, awards for the issuance or purchase of 1,230,000 shares of Common Stock had been granted and remain outstanding (including common stock options, Common Stock, RSUs (including DSUs)) and no shares of Common Stock were reserved for future grants under the 2014 Plan.

401(k) Plan

Our named executive officers employed by the Company were eligible to participate in a defined contribution retirement plan qualified under subsection 401(k) of the Internal Revenue Code (401(k) Plan) in 2023. Named executive officers participating in the 401(k) Plan did not receive contributions from the Company into the 401(k) Plan in 2023. None of our named executive officers employed by the Company are currently covered by any other pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our named executive officers employed by the Company are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Outstanding Equity Awards at Fiscal Year End

The following table provides information as of December 31, 2023, regarding outstanding equity awards held by each of our named executive officers.

		Option Awards
		Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
		(# Exercisable)	(#)	($/sh)	Date
Eric Tompkins	(1)	1,422	-	35.20	4/4/2029
	(2)	2,853	-	12.30	1/28/2030
William J. Keneally	(3)	100,000	-	1.05	7/10/2028
Peter G. Bradley		-	-	-	-
Todd T. Mitchell		-	-	-	-

(1)	Options vested and became exercisable 25% on April 4th of each 2020, 2021, 2022 and 2023.
(2)	Options vested and became exercisable 25% on January 28th of each 2021, 2022, 2023 and 2024..
(3)	Options vested and became exercisable on July 10, 2023.

Termination and Change in Control Arrangements

Mr. Tompkins and Mr. Keneally are not party to any contract, agreement, plan or arrangement that provides for payment at, following, or in connection with the resignation, retirement or other termination of employment or a change in control.

Upon Mr. Bradley’s resignation, he received 100,743 shares of common stock underlying the vested DSUs he was previously awarded according to the terms of such award agreements.

Mr. Mitchell did not receive any compensation upon resignation from the Company.

Director Compensation

Our Compensation Committee adopted a comprehensive director compensation program to attract and retain qualified non-employee directors who are critical to our future value, growth and governance. For 2023, annual compensation for non-employee directors consisted of the following amounts: $10,000 to each member of the Audit Committee, and $4,000 to each member of the Nominating and Governance Committee and the Compensation Committee.

For 2023, the Compensation Committee approved payment of the annual retainer amounts in quarterly installments, under the 2014 Plan. The Compensation Committee elected to pay such installments in the form of grants of immediately-vested DSUs. The number of shares of Common Stock subject to these regular board fee DSUs was determined based on the closing price of our Common Stock on the last day of the applicable quarter. We reimburse all directors for travel required in connection with their service on the Board and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors and officers indemnity insurance policies.

2023 Director Compensation

The following director compensation table sets forth summary information concerning the compensation paid to our non-employee directors in 2023. The compensation paid to our employee directors during 2023 in respect of their service on the Board is reflected in the Summary Compensation Table above under “Executive Compensation.”

	Stock Awards	All Other Compensation	Total
Name	($) (1) (2)	($)	($)
Will T. Black	22,083	-	22,083
David I. Chemerow	58,906	-	58,906
Jean M. Heggie	23,850	-	23,850
Brent D. Rosenthal	52,892	-	52,892

(1)	Amounts shown in this column reflect the grant date fair value, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC Topic 718), of DSUs granted for 2023 services under the 2014 Plan. For additional information regarding the assumptions underlying this calculation please see Note 1 and Note 10 of “Notes to Consolidated Financial Statements”.
(2)	As of December 31, 2023, the aggregate number of outstanding stock awards held by each of our non-employee directors with respect to vested DSUs for which settlement is deferred, 193,727 by David I. Chemerow and 189,167 by Brent D. Rosenthal. There were no outstanding equity awards held by Mr. Bradley, Mr. Black and Ms. Heggie as of December 31, 2023. There were no outstanding equity awards held by Mr. Bradley, Mr. Black and Ms. Heggie as of December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 29, 2024, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class or series of our stock, (ii) each of our directors and director nominees, (iii) each of the named executive officers, and (iv) all directors and current executive officers as a group. For purposes of this section, “named executive officers” shall mean: (i) each person who served as our principal executive officer during 2023; (ii) the two (2) most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of December 31, 2023, if any; and (iii) up to two (2) additional individuals for whom disclosure would have been provided in the table below, but for the fact that such persons were not serving as executive officers as of December 31, 2023.

The table is based on information provided to us or filed with the SEC by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Shares of Common Stock issuable upon exercise or conversion of options and warrants that are currently exercisable or are exercisable within sixty days after March 29, 2024, and shares underlying RSUs (including DSUs) vesting within sixty days after March 29, 2024, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage of any other shareholder. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o RiceBran Technologies, 25420 Kuykendahl Rd., Suite B300, Tomball, Texas 77375.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage (1)
Eric Tompkins (2)	45,618	* %
David I. Chemerow (3)	220,250	2.20%
William J. Keneally (4)	100,000	1.00%
Brent D. Rosenthal	230,734	2.31%
James P. Flynn	-	* %
Georgina Russell	-	* %
All directors and executive officers as a group (5 persons) (5)	596,602	5.96%
* less than 1%

(1)	The applicable percentage of ownership is based on 10,002,902 shares of our Common Stock outstanding as of March 29, 2024.
(2)	Includes 4,275 shares issuable upon exercise of options.
(3)	Includes 26,033 shares held by the David I. Chemerow 1992 Trust.
(4)	Includes 100,000 shares issuable upon exercise of options.
(5)	Includes 104,275 shares issuable upon exercise of options.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2023, certain information with respect to the 2014 Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	104,275	$1.83	-
Equity compensation plans not approved by shareholders	-	-	-
Total	104,275	$1.83	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Parties

As provided in our Audit Committee charter, our Audit Committee reviews and approves, unless otherwise approved by our Compensation Committee, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds the lesser of (a) $120,000 or (b) one percent of the average of our total assets at the end of our last two completed fiscal years, and in which any director, director nominee, executive officer or holder of more than 5% of any class of our capital stock, or members of any such person’s immediate family (as the term is defined by Item 401 of Regulation S-K), had or will have a direct or indirect material interest (each such transaction, a Related Party Transaction). Each Related Party Transaction that occurred since January 1, 2021, if any, has been approved by our Board, Audit Committee or Compensation Committee.

Related Party Transactions

Other than compensation described above in “Executive Compensation,” “Director Compensation” and “Director Compensation Table”, we believe that there have been no Related Party Transactions since January 1, 2021.

Director Independence

Our Board annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the Marketplace Rules of Nasdaq. In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of any relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or our independent registered public accounting firm. Based on its review, the Board determined that the following directors, director nominees and former directors are each independent under the Nasdaq’s criteria for independent board members: Brent D. Rosenthal, David I. Chemerow, James P. Flynn and Georgina Russell.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firms

The following table presents fees for professional services rendered by our independent registered public accounting firm Withum Smith+Brown, PC for 2023 and our former independent registered public accounting firm for 2022, RSM US LLP, Houston, Texas.

	2023	2022
Audit fees	$261,202	$370,000
Audit-related fees	-	26,000
Tax fees	-	-
All other fees	-	-
Total	$261,202	$396,000

Audit fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and the review of our financial statements included in our quarterly filings on Form 10-Q, as well as services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

Audit-related fees

Audit-related fees in 2023 and 2022 relate to consents and comfort letters provided in connection with filings on Form S-1 and Form S-3.

Tax fees

There were no tax fees in 2023 or 2022.

All other fees

There were no other fees in 2023 or 2022.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Exhibit Index attached hereto.

The Financial Statements are included under Item 8.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.01.01	Restated and Amended Articles of Incorporation filed with the Secretary of State of California on December 13, 2001	10-KSB	000-32565	3.3	April 16, 2002
3.01.02	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 4, 2003	SB-2	333-129839	3.01.1	November 21, 2005
3.01.03	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on October 31, 2003	10-QSB	000-32565	3.4	November 19, 2003
3.01.04	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on September 29, 2005	SB-2	333-129839	3.03	November 21, 2005
3.01.05	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 20, 2007	10-Q	000-32565	3.1	August 14, 2007
3.01.06	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 30, 2011	8-K	000-32565	3.1	July 5, 2011
3.01.07	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on July 12, 2013	10-Q	000-32565	3.1	August 14, 2013
3.01.08	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on May 30, 2014	S-3	333-196541	3.01.8	June 5, 2014
3.01.09	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on February 15, 2017	S-3	333-217131	3.1.9	April 04, 2017
3.01.10	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 18, 2020	10-Q	001-36245	3.1	August 12, 2020
3.01.11	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 25, 2022	8-K	000-32565	3.1	August 25, 2022
3.02	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock filed with the Secretary of State of California on December 13, 2001	SB-2	333-89790	4.1	June 4, 2002
3.03	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock filed with the Secretary of State of California on October 4, 2005	8-K	000-32565	3.1	October 4, 2005
3.04	Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock filed with the Secretary of State of California on May 10, 2006	8-K	000-32565	3.1	May 15, 2006
3.05	Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock, filed with the Secretary of State of California on October 17, 2008	8-K	000-32565	3.1	October 20, 2008
3.06	Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock, filed with the Secretary of State of California on May 7, 2009	8-K	000-32565	3.1	May 8, 2009

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
3.07		Certificate of Determination, Preferences and Rights of the Series F Convertible Preferred Stock, filed with the Secretary of State of California on February 18, 2016	8-K	001-36245	3.1	February 23, 2016
3.08		Form of Certificate of Determination of Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of California on February 9, 2017	8-K	001-36245	3.1	February 15, 2017
3.09		Certificate of Determination of Series H Junior Preferred Stock	10-Q	001-36245	3.1	December 20, 2023
3.09.1		Bylaws	SB-2	333-134957	3.05	June 12, 2006
3.09.3		Amendment of Bylaws, effective December 4, 2009	8-K	000-32565	3.1	December 10, 2009
3.09.4		Amendment of Bylaws, effective as of February 13, 2017	S-3	333-217131	3.9.4	April 04, 2017
3.09.5		Amendments to Bylaws, effective August 30, 2023	8-K	001-36245	3.1	August 30, 2023
3.10		Certificate of Ownership dated October 3, 2012	8-K	000-32565	3.01	October 10, 2012
4.01		Form of Warrant (Private Placement)	8-K	001-36245	4.1	September 13, 2021
4.02		Form of Prefunded Warrant (Private Placement)	8-K	001-36245	4.2	September 13, 2021
4.04		Form of Pre-Funded Warrant (Registered Direct Offering and Private Placement)	8-K	001-36245	4.1	October 20, 2022
4.05		Form of Private Placement Warrant (Registered Direct Offering and Private Placement)	8-K	001-36245	4.2	October 20, 2022
4.06		Form of Wainwright Warrant (Registered Direct Offering and Private Placement)	8-K	001-36245	4.3	October 20, 2022
4.07		Form of Funicular Warrant	8-K	001-36245	4.1	December 6, 2023
4.08		Form of Sabby Warrant	8-K	001-36245	4.2	December 6, 2023
10.01	*	Employment Agreement with Todd T. Mitchell dated May 28, 2019	10-Q	001-36245	10.2	May 5, 2020
10.02	*	Amended and Restated 2014 Equity Incentive Plan, as amended on June 17, 2020	8-K	001-36245	10.2	July 17, 2020
10.03	*	Form of Award of Deferred and Restricted Stock Units for 2014 Equity Incentive Plan	8-K	001-36245	10.3	July 17, 2020

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
10.04	*	Form of Stock Option Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.72	March 31, 2015
10.05	*	Form of Restricted Stock Award Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.73	March 31, 2015
10.06	*	Form of Restricted Stock Unit Award Agreement for 2014 Equity Incentive Plan	8-K	001-36245	10.1	October 3, 2018
10.07	*	Employee Agreement (Offer Letter) with Peter G. Bradley dated August 12, 2020	10-K	001-36245	10.21	February 25, 2021
10.08	*	Amendment No. 1 to Restricted Stock Unit Award Grant Notice and Award Agreement with Todd T. Mitchell, effective December 15, 2021	10-K	001-36245	10.08	March 17, 2022
10.09	*	Form of Indemnification Agreement for Officers and Directors	10-Q	000-32565	10.2	May 12, 2011
10.10	*	Form of Award of Contingently Granted Deferred and Restricted Stock Units for 2014 Equity Incentive Plan	10-K	001-36245	10-.24	March 17, 2022
10.11		Agreement for Purchase and Sale with Republic Business Credit, LLC dated October 28, 2019	8-K	001-36245	10.1	November 1, 2019
10.12		Purchase Agreement dated December 17, 2019 (Public Offering)	8-K	001-36245	1.1	December 19, 2019
10.13		Form of Securities Purchase Agreement dated September 9, 2021 (Private Placement)	8-K	001-36245	10.1	September 13, 2021
10.14		Form of Registration Rights Agreement dated March 7, 2019	8-K	001-36245	10.3	March 13, 2019
10.15		Registration Rights Agreement, dated as of December 1, 2023, by and between RiceBran Technologies and Funicular Funds, LP	8-K	001-36245	10.2	December 6, 2023
10.16		At Market Issuance Sales Agreement with B Riley FBR, Inc	8-K	001-36245	10.1	March 30, 2020
10.17		Promissory Note dated as of April 15, 2020 (Paycheck Protection Program)	8-K	001-36245	10.1	April 16, 2002
10.18		Secured Promissory Note, dated as of December 1, 2023, by and among RiceBran Technologies, Funicular Funds, LP, as holder, Golden Ridge Rice Mills, Inc., as guarantor, and MGI Grain Incorporated, as guarantor	8-K	001-36245	10.6	December 6, 2023
10.19		Mortgage Agreement and Amendment for Purchase and Sale with Republic Business Credit, LLC, dated July 10, 2020	8-K	001-36245	10.1	July 17, 2020
10.20		Mortgage Agreement and Amendment for Purchase and Sale with Republic Business Credit, LLC, dated July 10, 2020	8-K	001-36245	10.1	July 17, 2020

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
10.21	Mortgage Agreement and Amended Amendment for Purchase and Sale with Republic Business Credit, LLC, dated January 12, 2023	8-K	001-36245	10.1	January 19, 2023
10.22	Fifth Amendment, Consent and Waiver to the Agreement for Purchase and Sale, dated as of December 1, 2023, by and among RiceBran Technologies, Golden Ridge Rice Mills, Inc. and MGI Grain Incorporated, as sellers, and Republic Business Credit, LLC, as purchaser	8-K	001-36245	10.7	December 6, 2023
10.23	Form of Securities Purchase Agreement (Registered Direct Offering and Private Placement)	8-K	001-36245	10.1	October 20, 2022
10.24	Securities Purchase Agreement dated as of December 1, 2023, by and between RiceBran Technologies and Funicular Funds, LP	8-K	001-36245	10.1	December 6, 2023
10.25	Asset Purchase Agreement with Stabil Nutrition LLC, dated as of June 23, 2023	8-K	001-36245	2.1	June 28, 2023
10.26	Letter Agreement with Continental Republic Capital LLC d/b/a Republic Business Credit, dated as of June 23, 2023	8-K	001-36245	10.1	June 28, 2023
10.27	Consulting Services Agreement with CXO Partners dated as of April 6, 2023	S-1/A	001-36245	10.1	April 11, 2023
10.28	Tax Benefits Preservation Plan, dated as of July 6, 2023, with American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	001-36245	4.1	July 6, 2023
10.29	Agreement for Purchase And Sale with Republic Business Credit, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2019)	8-K	001-36245	10.1	September 14, 2023
10.30	Letter from RSM US LLP to the Securities and Exchange Commission, dated August 23, 2023	8-K	001-36245	16.1	August 23, 2023
10.31	Exchange Agreement, dated as of December 1, by and between RiceBran Technologies and Cove Lane Master Fund LLC	8-K	001-36245	10.3	December 6, 2023
10.32	Exchange Agreement, dated as of December 1, by and between RiceBran Technologies and Sabby Volatility Warrant Master Fund, Ltd.	8-K	001-36245	10.4	December 6, 2023
10.33	Exchange Agreement, dated as of December 1, by and between RiceBran Technologies and Hudson Bay Master Fund Ltd.	8-K	001-36245	10.5	December 6, 2023
21	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm List of Subsidiaries					X
23.2	Consent of Independent Registered Public Accounting Firm List of Subsidiaries					X

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
24.1		Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)	X
31.1

Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

X
31.2		Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
101.INS	@	Inline XBRL Instance Document	X
101.SCH	@	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	@	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	@	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	@	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	@	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104101.PRE	@	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
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

RICEBRAN TECHNOLOGIES

Date: March 29, 2024	By:	/s/ Eric Tompkins
Name: Eric Tompkins
Title: Director and Executive Chairman

Power of Attorney

Each person whose signature appears below constitutes and appoints William J. Keneally, true and lawful attorney-in-fact, with the power of substitution, for him/her in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ Eric Tompkins	Director and Executive Chairman	March 29, 2024
Eric Tompkins

Principal Financial Officer and Principal Accounting Officer:
/s/ William J. Keneally	Interim Chief Financial Officer and Secretary	March 29, 2024
William J. Keneally

Additional Directors:
/s/ James P. Flynn	Director	March 29, 2024
James P. Flynn

/s/ David I. Chemerow	Director	March 29, 2024
David I. Chemerow

/s/ Georgina Russell	Director	March 29, 2024
Georgina Russell

/s/ Brent D. Rosenthal	Director and Chairman	March 29, 2024
Brent D. Rosenthal