Form 10-Q
period 2024-03-31
RiceBran Technologies
filed 2024-05-13
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(218) 773-7564

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

As of May 1, 2024, there were 10,004,002 shares of common stock outstanding.

RiceBran Technologies

Index

Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” concerning our operations, economic performance and financial condition. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023. Forward-looking statements speak only as of the date on which they are made, and we disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to RiceBran Technologies and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RiceBran Technologies

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	(Unaudited) March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$448	$1,139
Accounts receivable, net of allowance for credit losses of $16 and $32	1,500	2,824
Inventories	417	420
Other current assets	459	216
Current assets held for sale	-	215
Total current assets	2,824	4,814
Property and equipment, net	1,984	2,088
Intangible assets	246	270
Long-term assets held for sale	-	2,150
Total assets	$5,054	$9,322

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$877	$1,709
Commodities payable	1,896	2,465
Accrued salary, wages and benefits	117	226
Accrued legal	2,134	2,098
Accrued expenses	408	252
Due under factoring agreement	559	1,866
Due under insurance premium finance agreements	47	75
Finance lease liabilities, current portion	123	120
Current portion of long-term debt	77	137
Current liabilities held for sale	-	12
Total current liabilities	6,188	8,960
Finance lease liabilities, less current portion	364	396
Long-term debt, net of unamortized discount	3,184	2,960
Long-term liabilities held for sale	-	6
Total liabilities	9,736	12,322
Commitments and contingencies
Shareholders' deficit:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, stated value $150, 150 shares, issued and outstanding	75	75
Common stock, no par value, 15,000,000 shares authorized, 10,004,002 shares and 9,513,341 shares, issued and outstanding	330,328	330,202
Accumulated deficit	(335,135)	(333,277)
Total shareholders' deficit	(4,732)	(3,000)
Total liabilities and shareholders' deficit	$5,054	$9,322

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Statements of Operations

(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023

Revenues	$2,116	$1,950
Cost of goods sold	1,653	1,702
Gross profit	463	248
Selling, general and administrative expenses	1,658	1,415
Loss from continuing operations before other income (expenses)	(1,195)	(1,167)
Interest expense	(245)	(179)
Interest income	-	19
Change in fair value of derivative warrant liability	-	(28)
Other income	-	256
Other expense	(6)	(60)
Loss from continuing operations before income taxes	(1,446)	(1,159)
Income taxes	-	(6)
Loss from continuing operations	(1,446)	(1,165)
Loss from discontinued operations	(412)	(863)
Net loss	$(1,858)	$(2,028)

Basic and diluted net loss per common share:
Continuing operations	$(0.15)	$(0.18)
Discontinued operations	$(0.04)	$(0.13)
	$(0.19)	$(0.31)

Weighted average number of shares outstanding:
Basic	9,970,925	6,567,978
Diluted	9,970,925	6,567,978

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(1,858)	$(2,028)
Loss from discontinued operations	(412)	(863)
Loss from continuing operations	(1,446)	(1,165)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	138	50
Amortization	24	29
Stock and share-based compensation	126	324
Change in fair value of derivative warrant liability	-	28
Other	-	(78)
Changes in operating assets and liabilities:
Accounts receivable	1,323	385
Inventories	3	(5)
Accounts payable and accrued liabilities	(766)	616
Commodities payable	(570)	272
Other	(29)	57
Net cash (used in) provided by operating activities of continuing operations	(1,197)	513
Net cash used in operating activities of discontinued operations	(203)	(575)
Net cash used in operating activities	(1,400)	(62)
Cash flows from investing activities:
Purchases of property and equipment	(78)	(178)
Net cash used in investing activities of continuing operations	(78)	(178)
Net cash (used in) provided by investing activities of discontinued operations	2,150	(52)
Net cash (used in) provided by investing activities	2,072	(230)
Cash flows from financing activities:
Advances on factoring agreement	3,101	8,559
Payments on factoring agreement	(4,408)	(8,908)
Advances of bank line of credit	-	36
Advances on insurance premium finance agreements	65	206
Payments on insurance premium finance agreements	(103)	(184)
Proceeds from debt, net of issuance costs	-	2,494
Payments of debt and finance lease liabilities	-	(2,440)
Net cash used in financing activities of continuing operations	(1,345)	(237)
Net cash used in financing activities of discontinued operations	(18)	-
Net cash used in financing activities	(1,363)	(237)
Net change in cash and cash equivalents	$(691)	$(529)

Cash and cash equivalents, beginning of period	1,139	3,941
Cash and cash equivalents, end of period	448	3,412
Net change in cash and cash equivalents	$(691)	$(529)

Supplemental disclosures:
Cash paid for interest	$38	$193
PIK interest	$224	$-

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

These interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023, which included all disclosures required by generally accepted accounting principles.

The results reported in these interim financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared based on the realization of assets and the satisfaction of liabilities in the normal course of business.

Certain reclassifications have been made to amounts reported for the prior period for discontinued operations to achieve consistent presentation with the current period. Such reclassifications had no impact on previously reported net loss or shareholders’ deficit. See Note 3 in the Notes to Unaudited Condensed Consolidated Statement of Operations for further discussion of our discontinued operations.

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLAN

The Company has incurred losses and generated negative cash flows from operations since its inception. As of March 31, 2024, the Company had an accumulated deficit of $335.1 million and cash and cash equivalents of $0.4 million.

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

On January 25, 2024, the Company sold Golden Ridge for $2.2 million. As a result of the sale, the Company has streamlined its business and balance sheet, eliminating unprofitable operations.

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

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Golden Ridge Rice Mills, Inc. Business

On January 25, 2024, we completed the sale of our assets related to the Golden Ridge Rice Mills, Inc. business (GRR Business) for $2.2 million in cash and the assumption of $18,000 of finance leases. The sale agreement contains customary representations, warranties, and covenants. In consideration of a lender's consent to the sale and release of securities interests and liens on the GRR Business assets, we paid a fee of $86,000. The buyer of the GRR Business did not acquire accounts receivable generated by the operation of the GRR Business assets and generally did not assume any accounts payable or accrued expenses related to the operation of the GRR Business through the January 25, 2024, date of sale.

As summarized in the following table (in thousands), the net carrying value of the GRR Business assets and liabilities assumed as of the date of sale were $2.2 million resulting in a loss on sale of $0.2 million. The estimated loss on sale includes no provision for income taxes as it is anticipated the tax benefit for the expected tax loss on disposition will not be realized based on our current U.S. valuation allowance position.

Property and equipment	$2,116
Prepaid expenses	76
Deposits	32
Inventories	30
Total assets	2,254

Capital lease liabilities	18
Total liabilities	18
Net assets sold	$2,236

We determined that the disposal met the criteria for presentation as discontinued operations in the first quarter of 2024. Accordingly, the GRR Business results are presented as discontinued operations in our unaudited condensed consolidated statements of operations and are excluded from continuing operations for all periods presented. In addition, the GRR Business assets and liabilities are classified as held for sale in our condensed consolidated balance sheet as of December 31, 2023.

The following table summarizes the major line items included in loss from discontinued operations related to the GRR Business and divestiture (in thousands).

	March 31
	2024	2023
Revenues	$681	$3,894
Cost of goods sold	(903)	(4,200)
Selling, general and administrative expenses	(46)	-
Interest expense	(12)	-
Other expenses	(7)	-
Loss from operations of discontinued operations	(287)	(306)
Loss on sale	(172)	-
Loss from discontinued operations	$(459)	$(306)

Depreciation included in cost of goods sold	$49	$146
Capital expenditures	$-	$52

The following table summarizes the major line items included in cash flows from discontinued operations related to the GRR Business and divestiture (in thousands).

	March 31
	2024	2023

Net cash used in operating activities	$(203)	$(145)
Net cash provided by (used in) investing activities	2,150	(28)
Net cash used in financing activities	(18)	-
Net cash provided by (used in) discontinued operations	$1,929	$(173)

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the carrying amounts of major classes of GRR Business assets and liabilities classified as held for sale as of December 31, 2023 (in thousands).

Property and equipment	$2,150
Prepaid expenses	60
Deposits	32
Inventories	123
Total assets	2,365

Capital lease liabilities	18
Total liabilities	18
Net assets sold	$2,347

Stabilized Rice Bran Business

On June 23, 2023, we completed the sale of our assets related to the stabilized rice bran (SRB Business) for $1.8 million in cash and the assumption of $1.7 million of real estate operating leases and other liabilities. The sale agreement contained customary representations, warranties, and covenants.

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

We determined that the disposal met the criteria for presentation as discontinued operations in the second quarter of 2023. Accordingly, SRB Business results are presented as discontinued operations in our unaudited condensed consolidated statements of operations and are excluded from continuing operations for the three months ended March 31, 2023. The operations of the SRB Business are included in our results for the three months ended March 31, 2023. The following two tables represent activity as of March 31, 2023.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the major line items included in loss from discontinued operations related to the SRB Business and divestiture (in thousands).

March 31, 2023
Revenues	$3,425
Cost of goods sold	(3,649)
Selling, general and administrative expenses	(316)
Interest expense	(17)
Loss from operations of discontinued operations	(557)
Gain (loss) on sale	-
Loss from discontinued operations	$(557)

Depreciation included in cost of goods sold	$318
Capital expenditures	$47

The following table summarizes the major line items included in cash flows from discontinued operations related to the SRB Business and divestiture (in thousands).

	March 31
	2024	2023

Net cash used in operating activities	$-	$(430)
Net cash used in investing activities	-	(24)
Net cash used in financing activities	-	-
Net cash used in discontinued operations	-	(454)

NOTE 4. ACCOUNTS RECEIVABLE AND REVENUES

Our accounts receivable potentially subject us to significant concentrations of credit risk. Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B	C
% of revenue, three months ended March 31, 2024	48%	9%	8%
% of revenue, three months ended March 31, 2023	32%	17%	8%

% of accounts receivable, as of March 31, 2024	32%	22%	8%
% of accounts receivable, as of December 31, 2023	26%	13%	10%

The following table presents disaggregated revenues (in thousands).

	Three Months Ended March 31,
	2024	2023
Barley and Oats	1,950	1,617
Feed and Other	166	333
Revenues	$2,116	$1,950

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5. INVENTORIES

The following table details the components of inventories (in thousands).

	March 31,	December 31,
	2024	2023
Finished goods	$79	$90
Raw materials	322	302
Packaging	16	28
Inventories	$417	$420

NOTE 6. PROPERTY AND EQUIPMENT

The following table details the components of property and equipment (amounts in thousands).

	March 31,	December 31,	Estimated Useful Lives
	2024	2023	(in years)
Land	$145	$145
Plant	947	947	20	-	40 or life of lease
Computer and software	14	14	3	-	5
Machinery and equipment	2,079	2,079	5	-	15
Property and equipment, cost	3,185	3,185
Less accumulated depreciation	1,201	1,097
Property and equipment, net	$1,984	$2,088

NOTE 7. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands).

		March 31, 2024			December 31, 2023
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	15	$930	$691	$239	$930	$668	$262
Trademarks	10	13	6	7	13	6	7
Non-compete agreement	5	22	22	-	22	21	1
Total intangible assets		$965	$719	$246	$965	$695	$270

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

As of March 31, 2024, the weighted-average remaining amortization period for intangibles is 8.6 years and future intangible amortization is expected to total the following (in thousands):

2024 (remaining 9 months)	$61
2025	57
2026	41
2027	30
2028	21
Thereafter	36
Total amortization	$246

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. LEASES

The components of lease expense and cash flows from leases (in thousands) follow.

	Three Months Ended March 31,
	2024	2023
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$41	$15
Interest on lease liabilities	12	18
Operating lease cost, included in selling, general and administrative expenses:
Fixed lease cost	-	129
Variable lease cost	-	51
Short-term lease cost	-	43
Total lease cost	$53	$256

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$12	$18
Operating cash flows from operating leases	$-	$129
Financing cash flows from finance leases	$-	$36

As of March 31, 2024 and 2023, variable lease payments do not depend on a rate or index. As of March 31, 2024, property and equipment, net, includes $0.5 million of finance lease right-of-use-assets, with an original cost of $0.6 million. As of March 31, 2023, property and equipment, net, includes $0.6 million of finance lease right-of-use-assets, with an original cost of $1.1 million. During the three months ended March 31, 2023, we financed the purchase of $0.2 million of property and equipment in noncash finance lease transactions.

As of March 31, 2024, we do not believe it is certain that we will exercise any renewal options. The remaining terms of our leases and the discount rates used in the calculation of our lease liabilities as of March 31, 2024, follows.

	Finance Leases
Remaining leases terms (in years)	1.1	-	3.9
Weighted average remaining lease terms (in years)		3.5
Discount rates	3.5%	-	11.6%
Weighted average discount rate		9.6%

Maturities of lease liabilities as of March 31, 2024, follow (in thousands).

Finance
Leases
2024 (remaining nine months)	$123
2025	164
2026	163
2027	126
2028	3
Total lease payments	579
Amounts representing interest	(92)
Present value of lease obligations	$487

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9. DEBT

We finance certain amounts owed for annual insurance premiums under financing agreements. As of March 31, 2024, amounts due under insurance premium financing agreements are due in monthly installments of principal and interest through September 1, 2024, at an interest rate of 9.95% per year and an outstanding principal balance of approximately $47,000.

Long-term debt consists of the following (in thousands).

	March 31, 2024	December 31, 2023

Mortgage promissory note - Dated December 1, 2023. Original principal $4.1 million. Interest accrues and compounds quarterly at 13.5% per year. At each quarterly interest payment date, the accrued and unpaid interest can be paid in cash or paid in-kind and has a December 1, 2028 maturity date.

Accrued interest capitalized as of March 31, 2024 was $232,000.	$3,150	$2,968
Equipment note - Dated May 2021. Original principal $46,000. Due in monthly installments through June 2025. Interest accrues at the effective discount rate of 3.6% per year.	12	15
Equipment note - Dated June 2023. Original principal $144,000. Due in monthly installments through August 2025. Interest accrues at the effective discount rate of 14.0% per year.	99	114
Total long-term debt, net	$3,261	$3,097

The Funicular note

On December 1, 2023, we entered into a new secured promissory note with Funicular, guaranteed by its subsidiaries Golden Ridge Rice Mills, Inc. and MGI Grain, Incorporated (MGI) in the aggregate principal amount of $4.1 million, funded on December 1, 2023. A portion of the proceeds from the note were used to pay amounts owed under the previous mortgage promissory note. The note has a stated maturity date of December 1, 2028. Interest accrues at a rate per annum equal to 13.50%. On each quarterly interest payment date, the accrued and unpaid interest shall, at the election of the Company in its sole discretion, be either paid in cash or paid in-kind. In addition, the note requires payment of a $50,000 fee on account of costs and expenses of Funicular, which fee was in-kind at the Company’s election as per the agreement.

Arkansas mortgage promissory note

In January 2023, we entered into agreements with the Lender to effect a modification of the terms of the mortgage promissory note. This modification involved us entering into a new mortgage promissory note in the principal amount of $2.5 million. We received $0.3 million in cash, and the lender applied the remainder of the new principal to the $1.3 million then outstanding on the prior mortgage promissory note and the $0.9 million Over-advance (as defined below). Under the terms of the January 2023 note, (i) interest accrued at the same rate as the prior note, an annual rate which is the greater of 7.0% above the 1ender’s prime rate and 10.3%, and (ii) principal and interest are payable in equal monthly installments through January 2025, under the January note. Prior to the January 2023 modification, principal and interest were payable in equal monthly installments through December 2023. The note is secured by a mortgage on our real property in Arkansas. The current portion of long-term debt on the condensed consolidated balance sheet as of December 31, 2023, reflects the terms of the January 2023 modification. As of March 31, 2024, the balance was paid.

Factoring facility

We borrow under a factoring agreement with a lender (the Lender), which provides a $7.0 million credit facility. We may only borrow to the extent we have qualifying accounts receivable to use as collateral as defined in the agreement. The facility had an initial two-year term and automatically renews for successive annual periods until delivery of a proper termination notice. The facility term automatically extended to October 2024. We incur recurring fees under the agreement, including a funding fee of 0.5% above the prime rate, in no event to be less than 5.5%, on any advances, and a service fee on average net funds borrowed. The Lender has a security interest in our assets and the right to demand repayment of the advances at any time. As of March 31, 2024, and December 31, 2023, we had an outstanding payable balance of $0.6 million and $1.9 million, respectively.

The Lender also advanced us $0.9 million effective September 30, 2022 (the Over-advance), pending restructuring of our mortgage promissory note with the Lender. The Over-advance accrued interest at an annual rate which is the greater of 7.0% above the Lender's prime rate (14.5% at December 31, 2022) and 10.3% until it was repaid in January 2023. As of December 31, 2023, the Over-advance was classified as long-term debt in our condensed consolidated balance sheet as it was refinanced on a long-term basis in January 2023, as discussed below.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Additional information related to our factoring obligation (exclusive of the Over-advance) follows.

	Three Months Ended March 31,
	2024	2023
Average borrowings outstanding (in thousands)	$802	$2,771
Fees paid, as a percentage of average oustanding borrowings	12.4%	2.2%
Interest paid, as a percentage of average outstanding borrowings	2.3%	2.2%

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

Future principal maturities of long-term debt outstanding at March 31, 2024, follow (in thousands).

2024 (remaining nine months)	$57
2025	54
2026	-
2027	-
2028	4,282
Principal maturities	4,393
Debt issuance costs	(1,132)
Total long term debt, net	$3,261

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

A summary of equity activity for the three months ended March 31, 2024 and 2023, follows (in thousands, except share amounts).

	Shares
	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Deficit
Balance, December 31, 2023	150	9,513,341	$75	$330,202	$(333,277)	$(3,000)
Common stock awards under equity incentive plans	-	383,394	-	-	-	-
Stock units issued to vendor	-	106,667	-	126	-	126
Common stock issued to vendor	-	600	-	-	-	-
Net loss	-	-	-	-	(1,858)	(1,858)
Balance, March 31, 2024	150	10,004,002	$75	$330,328	$(335,135)	$(4,732)

	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, December 31, 2022	150	6,309,509	$75	$328,551	$(315,717)	$12,909
Common stock awards under equity incentive plans	-	68,693	-	300	-	300
Stock units issued to vendor	-	6,132	-	23	-	23
Common stock issued to vendor	-	600	-	1	-	1
Net loss	-	-	-	-	(2,028)	(2,028)
Balance, March 31, 2023	150	6,384,934	$75	$328,875	$(317,745)	$11,205

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Summaries of nonvested and vested restricted stock unit activity follow.

	RSUs				SUs
	Number of Units	Unrecognized Compensation (in thousands)	Average Grant Date Fair Value per share	Weighted Average Expense Period (Years)	Numer of Units	Unrecognized Compensation (in thousands)	Average Grant Date Fair Value per share	Weighted Average Expense Period (Years)
Nonvested at December 31, 2023	500	$1	$1.28	0.2	106,667	$126	$1.18	$1.8
Vested with service	(500)	-		-	(106,667)	-	-	-
Expensed	-	(1)	-	-	-	(126)	-	-
Nonvested at March 31, 2024	-	$-	$-	-	-	$-	$-	-

Number of RSUs
Vested at December 31, 2023	382,894
Issued at termination of service	(382,894)
Vested at March 31, 2024	-

As of March 31, 2024, we do not have any outstanding restricted stock units issued under the Amended and Restated 2014 Equity Incentive Plan or any other restricted stock units held by any service providers.

NOTE 11. INCOME TAXES

Our tax expense for the three months ended  March 31, 2024 and 2023, differs from the tax expense computed by applying the U.S. statutory tax rate to loss before income taxes as no tax benefits were recorded for tax losses generated in the U.S. As of March 31, 2024, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards. We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

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

We calculate diluted EPS by dividing the net income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive. We calculate the dilutive effects of outstanding options, warrants and nonvested restricted stock units that vest solely on the basis of a service condition using the treasury stock method. We calculate the dilutive effects of outstanding preferred stock using the if-converted method.

Reconciliations of the numerators and denominators in the EPS computations follow.

	Three Months Ended March 31,
	2024	2023
NUMERATOR (in thousands):
Basic and diluted - net loss	$(1,446)	$(1,165)

DENOMINATOR:
Weighted average number of shares of shares of common stock outstanding	9,962,510	6,337,031
Weighted average number of shares of common stock underlying vested restricted stock units	8,415	230,947
Basic and diluted EPS - weighted average number of shares outstanding	9,970,925	6,567,978

No effects of potentially dilutive securities outstanding were included in the calculation of diluted EPS for the three months ended March 31, 2024 and 2023, because to do so would be antidilutive as a result of our net loss. Potentially dilutive securities outstanding at March 31, 2024, included our outstanding convertible preferred stock, options, warrants and nonvested restricted stock units.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations

Revenues from continuing operations of $2.1 million in the first quarter of 2024 increased $0.2 million, or 8%, compared to the first quarter of 2023. Cost of goods sold from continuing operations was $1.7 million in the first quarter of 2024 and 2023. Gross profit from continuing operations therefore increased $0.2 million in the first quarter of 2024 compared to the first quarter of 2023.

This improvement in MGI’s financial performance was primarily due to the inefficiencies related to the capacity expansion of the mill during the first quarter of 2023 not recurring in the first quarter of 2024.

Selling, general and administrative expenses from continuing operations in the first quarter of 2024 were $1.7 million compared to $1.4 million in the first quarter of 2023. This increase was mainly due to increased legal costs related to our continuing strategic review which results in the loss from continuing operations before other income (expenses) being consistent between periods with the improved gross profit noted above.

Other expense, net, increased $0.3 million from the first quarter of 2023 to the first quarter of 2024 primarily due to the $0.1 million increase in interest expense, mainly due to the Funicular financing, and in 2023 the non-recurring receipt of $0.3 million in restitution payments from a former employee, which had been ordered by a federal court in 2012.

Loss from continuing operations in the first quarter of 2024 was $1.4 million compared to $1.2 million loss in the first quarter of 2023 as explained above.

Net loss from continuing operations per share in the first quarter of 2024 decreased to $0.15 per share from $0.18 per share in the first quarter of 2023 due to an increase in outstanding shares due to the Funicular financing.

Liquidity, Going Concern and Capital Resources

The Company has incurred losses and generated negative cash flows from operations since its inception. As of March 31, 2024, the Company had an accumulated deficit of $335.1 million, shareholders’ deficit of $4.7 million and cash and cash equivalents of $0.4 million. In our continuing operations, we used $1.4 million in operating cash during the first quarter of 2024, compared to $0.5 million of operating cash provided by in 2023. We also provided $0.1 million of capital expenditures in the first quarter of 2024, compared to $0.2 million funded in the first quarter of 2023. These capital expenditures relate primarily to equipment at our MGI facility.

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

On January 25, 2024, the Company sold Golden Ridge for $2.2 million. As a result of the sale, the Company has streamlined its business and balance sheet, eliminating unprofitable operations.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an ongoing basis, we evaluate the estimates, including, but not limited to, those related to revenue recognition, inventory valuation, and long-lived asset impairment. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Improvement to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. These requirements are not expected to have an impact on our results of operations, financial position, or cash flows and will expand income tax disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and are not required to provide the information otherwise required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. As of March 31, 2024, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2023 Annual Report on Form 10-K.

We evaluated, with the participation of our executive chairman, and interim chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our executive chairman and interim chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness discussed below.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 1, 2024, management identified the following material weaknesses in our internal control over financial reporting during the period covered by this report, related to management’s review controls over the documentation and review of the required dual approval for the posting of journal entries and the processing and review of inventory costing.

The Company had consistent turnover within the accounting department in 2023, which led to not sustaining a sufficient number of qualified personnel to maintain the proper controls over financial reporting. This led to an overstatement in inventory due to the incorrect entry of purchase order quantities, which was detected by the Company’s independent auditors.

Changes in Internal Control over Financial Reporting

In April 2024, management initiated remediation measures including, but not limited to, hiring additional accounting staff or engaging third parties to assist us with complying with the accounting and reporting requirements under U.S. GAAP and SEC reporting standards and to implement the appropriate internal controls and the necessary customization of the Company’s accounting system to provide the documentation for the required dual approval for the posting of journal entries.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2024, we issued the securities described below without registration under the Securities Act of 1933, as amended. The description below does not include issuances that we disclosed previously on Current Reports on Form 8-K. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended. All issuances below were made without any public solicitation, to a limited number of sophisticated persons and were acquired for investment purposes only.

On January 24, 2024, we issued 106,667 shares of common stock to a service provider, that is not a natural person, upon vesting of stock units that were purchased by the service provider using the performance-based compensation for services that was earned by the service provider pursuant to a performance compensation agreement. The shares were valued at an aggregate of $13,867.

On March 31, 2024, we issued 600 shares of common stock to a service provider, that is not a natural person, as compensation for service provided. The shares were valued at an aggregate of $138.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here with
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	Inline XBRL Instance Document					X
101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	Inline XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	Inline XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	Inline XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated:  May 13, 2024

/s/ Eric Tompkins
Eric Tompkins
Director and Executive Chairman

/s/ William J. Keneally
William J. Keneally
Interim Chief Financial Officer